Form 10-Q
period 1996-06-30
SOUTHEAST ACQUISITIONS I L P
filed 1996-08-09
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   Form 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1996.


______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________ TO __________________________.



Commission File number:  0-16835 (formerly 33-12125-A)



                         SOUTHEAST ACQUISITIONS I, L.P.
                           (Exact name of registrant)


            Delaware                                  23-2454443

(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

250 King of Prussia Road, Radnor, PA  19087
(Address of Principal Executive Offices)

Issuer's Telephone Number:  (610 964-7234)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No _____

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at June 30, 1996 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in a certain 202.72 acre parcel of undeveloped land near Columbia, South Carolina (the "Property") by holding it for investment and eventual sale. However, there can be no assurance that the partnership's objectives will be realized.

         Results of Operations

         The Partnership had no operations from the date of its formation on December 5, 1986 until January 2, 1987 when it acquired the Property. Since its acquisition of the Property, the partnership offered and sold 4,225 Units of limited partnership interests and obtained the rezoning of the Property, but has had no other significant operations.

         The Partnership's activities for the second quarter of fiscal year 1996 were primarily focused on selling the Property. Revenues for the second quarter of 1996 consisted of interest income of $762, timber sales of $54,000 and partnership transfer fees of $75. Expenses for the second quarter of 1996 consisted primarily of general and administrative costs of $2,219, insurance of $46 and real estate taxes of $73.

         The Partnership's activities for the first quarter of fiscal year 1996 were primarily focused on selling the Property. Revenues for the first quarter of 1996 consisted of interest income of $368. Expenses for the first quarter of 1996 consisted primarily of general and administrative costs of $2,057, insurance of $46 and real estate taxes of $73.

         The Partnership's activities for fiscal year 1995 were primarily focused on selling the Property. Revenues for 1995 consisted of interest income of $1,727 and partnership transfer fees of $225. Expenses for 1995 consisted primarily of general and administrative costs of $7,977, insurance of $204 and real estate taxes of $291.

         The Partnership's activities for fiscal year 1994 were primarily focused on selling the Property. Revenues for 1994 consisted of interest income of $1,657 and partnership transfer fees of $375. Expenses for 1994 consisted primarily of general and administrative costs of $7,653, management fees of $8,100, insurance of $3,082, and real estate taxes of $286.

         Inflation did not have any material impact on operations during 1995 and it is not expected to materially impact future operations, except for possible appreciation in the value of the Property.

         The General Partner is actively marketing this property and as of March, 1996, the 202.72 acres was designated as part of the State of South Carolina's Enterprise Zone. This designation is at least partially the result of numerous conversations with the Department of Commerce over the past year. By being awarded this designation, it means that special tax and other incentives will be available to industrial users who locate on the Partnership's property.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $95,027 at June 30, 1996, which will be used to cover the following estimated annual costs: $8,500 per year for auditing, accounting, tax and other administrative services, $184 per year for insurance and $292 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional eight to nine years. However, if additional expenses are incurred or if the Property cannot be sold within five years, the reserves may be inadequate to cover the Partnership's operating expenses. The cash reserves are invested in short term commercial paper. If the reserves are exhausted, the Partnership may have to dispose of a portion of the Property or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Partnership is not a direct party to, nor is the Partnership's property directly the subject of, any material legal proceedings. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing The Fidelity Mutual Life Insurance Company ("Fidelity Mutual"), the indirect parent of the General Partner of the Partnership, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 P.S. Section 221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of (and consequently control of) the General Partner is vested in the Insurance Commissioner pursuant to the Order.

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the second quarter of fiscal year 1996.


Item 3 - Defaults Upon Senior Securities

         There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there has been no arrearages or delinquencies with respect to any such preferred stock.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to the Partners for a vote during the second quarter of 1996.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers           Description                          Page Number
- ---------------           -----------                          -----------
3.1(a)                    Certificate of Limited                     *
                          Partnership

3.1(b) & (4)              Restated Limited Partnership               **
                          Agreement

9                         not applicable

11                        not applicable

* Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration
         No. 33-12125-A.

**       Incorporated by reference to Exhibit 3.2 filed as part of the
Partnership's Registration Statement on Form S-18, Registration No. 33-12125-A


12                                not applicable

13                                not applicable

16                                not applicable

18                                not applicable

19                                not applicable

22                                not applicable

23                                not applicable

24                                not applicable

25                                not applicable

28                                not applicable

29                                not applicable

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                Title             Date
- ---------                                -----             ----

/s/ JAMES W. KELICAN, JR.                Vice President,   August 9, 1996
- --------------------------               Director of
James W. Kelican, Jr.                    Southeast
                                         Acquisitions,
                                         Inc.



/s/ MARGARET TAMASITIS                   Assistant         August 9, 1996
- --------------------------               Secretary of
Margaret Tamasitis                       Southeast
                                         Acquisitions,
                                         Inc.


EXHIBIT  A

                         SOUTHEAST ACQUISITIONS I, L.P.

                                 BALANCE SHEETS



                                                 June 30,             December 31,
                                                   1996                   1995
                                                (Unaudited)
                                             -----------------        -------------
         ASSETS
Land                                         $    3,516,645           $   3,516,645

Cash and cash equivalents                            95,027                  47,623

Prepaid insurance                                        46                       -
                                               -------------            ------------
                                             $    3,611,718           $   3,564,268
                                               =============            ============




LIABILITIES AND PARTNERS' EQUITY


Accrued expenses                             $        3,196           $       6,437

Partners' Equity                                  3,608,522               3,557,831
                                               -------------            ------------
                                             $    3,611,718           $   3,564,268
                                               ============             ============

                         SOUTHEAST ACQUISITIONS I, L.P.

                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                  (UNAUDITED)

                                        Three Months     Three Months     Six Months      Six Months
                                            Ended            Ended           Ended           Ended
                                          June 30,         June 30,        June 30,        June 30,
                                            1996             1995            1996            1995
                                        -------------    -------------   -------------   -------------
REVENUES:
   Interest income                    $          762   $          427  $        1,130  $          937
   Timber revenue                             54,000                -          54,000               -
   Other income                                   75               50              75             100
                                        -------------    -------------   -------------   -------------
                                              54,837              477          55,205           1,037
                                        -------------    -------------   -------------   -------------

EXPENSES:
   General and administrative                  2,219            1,791           4,276           3,668
   Real estate taxes                              73               71             146             143
   Insurance                                      46               52              92             105
                                        -------------    -------------   -------------   -------------
                                               2,338            1,914           4,514           3,916
                                        -------------    -------------   -------------   -------------


NET INCOME (LOSS)                     $       52,499   $       (1,437) $       50,691  $       (2,879)


Partners' equity,
   Beginning of period                     3,556,023        3,562,909       3,557,831       3,564,351
                                        -------------    -------------   -------------   -------------

Partners' equity,
   End of period                      $    3,608,522   $    3,561,472  $    3,608,522  $    3,561,472
                                        =============    =============   =============   =============

Weighted Average Number
   of Limited Partnership
   Units Outstanding                           4,225            4,225           4,225           4,225
                                        =============    =============   =============   =============

Income (Loss) from Operations
   per Limited Partnership
   Interest                           $        12.30   $         (.34) $        11.88  $         (.67)
                                        =============    =============   =============   =============

                         SOUTHEAST ACQUISITIONS I, L.P.

                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                  (UNAUDITED)


                                                                FOR THE SIX MONTHS
                                                                ENDED JUNE 30
                                               ------------------------------------------------
                                                    1996            1995             1994
REVENUES:
   Interest income                            $        1,130  $          937   $          810
   Timber revenue                                     54,000               -                -
   Other income                                           75             100              175
                                                -------------   -------------    -------------
                                                      55,205           1,037              985
                                                -------------   -------------    -------------

EXPENSES:
   General and administrative                          4,276           3,668            3,923
   Management fee                                          -               -            4,050
   Real estate taxes                                     146             143              133
   Insurance                                              92             105            2,020
                                                -------------   -------------    -------------
                                                       4,514           3,916           10,126
                                                -------------   -------------    -------------

NET INCOME (LOSS)                             $       50,691  $       (2,879)  $       (9,141)


Partners' equity,
   Beginning of period                             3,557,831       3,564,351        3,581,440
                                                -------------   -------------    -------------

Partners' equity,
   End of period                              $    3,608,522  $    3,561,472   $    3,572,299
                                               =============   =============    =============

Weighted Average Number
   of Limited Partnership
   Units Outstanding                                   4,225           4,225            4,225
                                               =============   =============    =============

Income (Loss) from Operations
   per Limited Partnership
   Interest                                   $       $11.88  $        $(.67)   $      $(2.14)
                                               =============   =============    =============

                         SOUTHEAST ACQUISITIONS I, L.P.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                                           FOR THE SIX MONTHS
                                                                              ENDED JUNE 30
                                                              -------------------------------------------
                                                                   1996            1995            1994
                                                              -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest income received                                   $     1,130     $       937     $       810
   Timber revenue received                                         54,000               -               -
   Other income received                                               75             100             175
   Cash paid for operating expenses                                (7,801)         (7,739)        (15,629)
                                                              -----------     -----------     ------------
         Net cash (used in)
            operating activities                                   47,404          (6,702)        (14,644)

Cash and cash equivalents,
      beginning of period                                          47,623          55,969          74,195
                                                              -----------     -----------     -----------
Cash and cash equivalents,
      end of period                                           $    95,027     $    49,267     $    59,551
                                                              ===========     ===========     ===========

RECONCILIATION OF NET INCOME(LOSS) TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                   $    50,691     $    (2,879)    $    (9,141)
   Adjustments to reconcile net income(loss)
      to net cash (used in) provided
      by operating activities:
         Increase (decrease) in accrued expenses                   (3,241)         (1,745)         (2,468)
         Increase (decrease) in due
            to affiliates                                               -          (2,025)         (2,025)
         Increase (decrease) in
            prepaid insurance                                         (46)            (53)         (1,010)

                                                                ----------      ----------      ----------
         Net cash provided by (used in)
            operating activities                              $    47,404     $    (6,702)    $   (14,644)
                                                              ===========     ===========     ===========