Form 10-Q
period 1996-09-30
SOUTHEAST ACQUISITIONS I L P
filed 1996-11-14
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1996.


---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO __________________.



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


Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at September 30, 1996 are attached hereto as Exhibit A.

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

         The Partnership's activities for the third quarter of fiscal year 1996 were primarily focused on selling the Property. Revenues for the third quarter of 1996 consisted of interest income of $789 and partnership transfer fees of $50. Expenses for the third quarter of 1996 consisted primarily of general and administrative costs of $3,659, insurance of $46 and real estate taxes of $73.

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

         The General Partner is actively marketing this property and as of March, 1996, the 202.72 acres had been designated as part of the State of South Carolina's Enterprise Zone. This designation is at least partially the result of numerous conversations with the Department of Commerce over the past year. By being awarded this designation, it means that special tax and other incentives will be available to industrial users who locate on the Partnership's property.

         The General Partner is in the process of having an appraisal performed and if there is any impairment, it will be recorded during the fourth quarter of 1996.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $93,731 at September 30, 1996, which will be used to cover the following estimated annual costs: $10,500 per year for auditing, accounting, tax, legal and other administrative services, $184 per year for insurance and $292 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional eight to nine years. However, if additional expenses are incurred or if the Property cannot be sold within five years, the reserves may be inadequate to cover the Partnership's operating expenses. The cash reserves are invested in short term commercial paper. If the reserves are exhausted, the Partnership may have to dispose of a portion of the Property or incur indebtedness on unfavorable terms.

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

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the third quarter of fiscal year 1996.


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

         No matters were submitted to the Partners for a vote during the third quarter of 1996.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers                     Description                                          Page Number
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


Signature                              Title                                     Date
/s/ James W. Kelican, Jr.              Vice President,                           11/12, 1996
-----------------------------          Director of                               -----
James W. Kelican, Jr.                  Southeast
                                       Acquisitions,
                                       Inc.



/s/ Margaret Tamasitis                 Assistant                                 11/12, 1996
-----------------------------          Secretary of                              -----
Margaret Tamasitis                     Southeast
                                       Acquisitions,
                                       Inc.

EXHIBIT  A

                         SOUTHEAST ACQUISITIONS I, L.P.

                                 BALANCE SHEETS



                                     ASSETS

                                           September 30,
                                              1996             December 31,
                                           (Unaudited)             1995
                                           -----------             ----
Land                                       $3,516,645           $3,516,645

Cash and cash equivalents                      93,731               47,623
                                           ----------           ----------
                                           $3,610,376           $3,564,268
                                           ==========           ==========




LIABILITIES AND PARTNERS' EQUITY


Accrued expenses                           $    4,793           $    6,437

Partners' Equity                            3,605,583            3,557,831
                                           ----------           ----------
                                           $3,610,376           $3,564,268
                                           ==========           ==========

                         SOUTHEAST ACQUISITIONS I, L.P.
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                   Three Months   Three Months    Nine Months     Nine Months
                                       Ended         Ended           Ended          Ended
                                   September 30,  September 30,   September 30,  September 30,
                                        1996          1995           1996            1995
                                        ----          ----           ----            ----
REVENUES:
   Interest income                  $      789     $      423     $    1,919     $    1,360
   Timber revenue                            -              -         54,000              -
   Other income                             50             25            125            125
                                     ----------     ----------     ----------     ----------
                                           839            448         56,044          1,485
                                     ----------     ----------     ----------     ----------

EXPENSES:
   General and administrative            3,659          1,891          7,935          5,559
   Real estate taxes                        73             72            219            215
   Insurance                                46             53            138            158
                                     ----------     ----------     ----------     ----------
                                         3,778          2,016          8,292          5,932
                                     ----------     ----------     ----------     ----------


NET INCOME (LOSS)                   $   (2,939)    $   (1,568)    $   47,752     $   (4,447)


Partners' equity,
   Beginning of period               3,608,522      3,561,472      3,557,831      3,564,351
                                     ----------     ----------     ----------     ----------

Partners' equity,
   End of period                    $3,605,583     $3,559,904     $3,605,583     $3,559,904
                                     ==========     ==========     ==========     ==========

Weighted Average Number
   of Limited Partnership
   Units Outstanding                     4,225          4,225          4,225          4,225
                                     ==========     ==========     ==========     ==========

Income (Loss) from Operations
   per Limited Partnership
   Interest                         $    (.68)     $    (.37)     $    11.18     $   (1.04)
                                     ==========     ==========     ==========     ==========

                         SOUTHEAST ACQUISITIONS I, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                   NINE MONTHS
                                               ENDED SEPTEMBER 30
                                       ---------------------------------
                                       1996          1995           1994
                                       ----          ----           ----
REVENUES:
   Interest income                   $ 1,919       $ 1,360       $  1,219
   Timber revenue                     54,000             -              -
   Other income                          125           125            275
                                      -------       -------       --------
                                      56,044         1,485          1,494
                                      -------       -------       --------

EXPENSES:
   General and administrative          7,935         5,559          5,879
   Management fee                          -             -          6,075
   Real estate taxes                     219           215            199
   Insurance                             138           158          3,030
                                      -------       -------       --------
                                       8,292         5,932         15,183
                                      -------       -------       --------


NET INCOME (LOSS)                    $47,752       $(4,447)      $(13,689)
                                      =======       =======       ========

                         SOUTHEAST ACQUISITIONS I, L.P.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                 FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30
                                                           ------------------------------
                                                           1996           1995       1994
                                                           ----           ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest income received                              $ 1,919       $ 1,360     $  1,219
   Timber revenue received                                54,000             -            -
   Other income received                                     125           125          275
   Cash paid for operating expenses                       (9,936)       (9,556)     (18,235)
                                                          -------       -------     --------
         Net cash (used in)
            operating activities                          46,108        (8,071)     (16,741)

Cash and cash equivalents,
      beginning of period                                 47,623        55,969       74,195
                                                          -------       -------     --------
Cash and cash equivalents,
      endend of period                                   $93,731       $47,898     $ 57,454
                                                          =======       =======     ========

RECONCILIATION OF NET INCOME(LOSS) TO NET CASH FLOWS
FROM OPERATING ACTIVITIES:

   Net Income(Loss)                                      $47,752       $(4,447)    $(13,689)
   Adjustments to reconcile net income(loss)
      to net cash (used in) provided
      by operating activities:
         Increase (decrease) in accrued expenses          (1,644)       (1,599)      (1,027)
         Increase (decrease) in due
            to affiliates                                      -        (2,025)      (2,025)
                                                          -------       -------     --------
         Net cash provided by (used in)
            operating activities                         $46,108       $(8,071)    $(16,741)
                                                          =======       =======     ========