Form 10-K405
period 1996-12-31
SOUTHEAST ACQUISITIONS I L P
filed 1997-03-31
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF --- 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.


    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934.


COMMISSION FILE NUMBER: 0-16835 (FORMERLY 33-12125)

                         SOUTHEAST ACQUISITIONS I, L.P.
                         (Name of issuer in its charter)

        Delaware                                            23-2454443
(State of incorporation or                          (IRS Employer Identification
       organization)                                          Number)

250 King of Prussia Road,          Radnor, Pennsylvania               19087
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone no., including area code: (610) 964-7234
Securities registered pursuant to Section 12(b) of the Act.

                                              Name of each exchange
              Title of each Class              on which registered
              -------------------              -------------------
                     None                         Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units $1,000 Per Unit

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.

 Yes X    No
    ---     ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

                         SOUTHEAST ACQUISITIONS I, L.P.
                                    FORM 10-K
                                TABLE OF CONTENTS

ITEM

PART I

Item 1.     Business
                  Background ..........................................   4
                  Material Recent Developments ........................   4
                  Employees ...........................................   5
                  Competition .........................................   5
                  Trademarks and Patents ..............................   5

Item 2.           Property ............................................   5

Item 3.           Legal Proceedings ...................................   6

Item 4.           Submission of Matters to a Vote of Security
                              Holders .................................   6

PART II

Item 5.           Market for the Partnership's Units of Limited
                  Partnership Interest and Related Security
                               Holder Matters .........................   6

Item 6.           Selected Financial Data .............................   6

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                           Background .................................   7
                           Results of Operations ......................   7
                           Liquidity and Capital Resources ............   8

Item 8.           Financial Statements and Supplementary Data .........   8

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure ..............   8

PART III

Item 10.          Directors and Executive Officers of the .............   9

Item 11.          Executive Compensation ..............................   10

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management
                           (a)      Security Ownership of Certain
                                    Beneficial owners .................   10
                           (b)      Security Ownership of Management ..   10
                           (c)      Changes in Control ................   11

Item 13.           Certain Relationships and Related Transactions .....   11

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K .................................   11

SIGNATURES ............................................................   13

                                     PART I



ITEM 1.           BUSINESS

                  Background

                  Southeast Acquisitions I, L.P. (the "Partnership") was formed on December 5, 1986, as a Delaware limited partnership. On January 2, 1987, the Partnership acquired 202.72 acres of unimproved land (the "Property") near Columbia, South Carolina. The Partnership's primary business objective is to realize appreciation in the value of the Property by holding the Property for investment and eventual sale, although there is no assurance that this will be attained.

                  The Partnership's public offering of 4,225 units of limited partnership interest ("Units") commenced on May 14, 1987 and terminated on June 5, 1987. As of the close of the offering, the Partnership had raised $4,225,000 through the sale of 4,225 Units.

                  The Partnership has been marketing the Property and expects that it will dispose of the Property as conditions warrant. The Property may be sold in a single sale or divided into parcels which will be sold separately. The timing and manner of sale will be determined by Southeast Acquisitions, Inc., the General Partner of the Partnership. The General Partner has the right to sell the Property without the consent of the Limited Partners if the net proceeds of the sale will be sufficient to return the Limited Partners' Capital Contribution plus their 10% Cumulative Annual Return. The General Partner believes that the Partnership's cash reserves will be sufficient to last for at least three more years assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

                  To facilitate the possible sale of parcels, the Partnership will be required to build a short, stub road off Killian Road. To minimize the expense of building such a road, the Partnership made an agreement with a timber company to timber the Property and to locate one of their timber roads in an area where the Partnership would build the spine road so that the clearing for the road is done at no expense to the Partnership.

                  The Partnership has not determined to construct the stub road as of this date.


                  Material Recent Developments

                  None

                  Employees

                  The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).

                  Competition

                  The General Partner believes that there is significant direct competition within a five mile radius of the Property. The Property consists of
202.72 acres of undeveloped land situated in the southwest quadrant of the intersection of Interstate 77 ("I-77") and Killian Road. Killian Road is one of only three interchanges with I-77 in the Columbia standard metropolitan statistical area.

                  Undeveloped land intended for industrial use is abundant in northern Richland County. The South Carolina Department of Commerce has provided information on approximately 5,000 acres of available industrial sites in the I-77 Business Corridor within five miles of the Partnership's Property. The properties in the area having the largest potential effect on the market for industrial sites are the Barnett site, the IBM site, the Sony site and Northpoint Business Park.

                  Absorption of industrial sites by end users has been extremely slow along the I-77 Business Corridor.

                  Trademarks and Patents

                  The Partnership has no trademarks or patents.

ITEM 2.           PROPERTY

                  Other than the 202.72 acres of undeveloped land discussed above, the Partnership owns no other properties.

                  During 1996, Management of the General Partner commissioned an appraisal of the Property in an ongoing effort to assess its current market value and the best ways to market and sell the Property.

                  The appraiser evaluated a bulk sale of the Property which resulted in a current value of $2,800,000 ($13,800 per acre).

                  The findings of the appraiser have been supported by the information gathered as a result of the General Partner's conversations and meetings with the appraiser, brokers, developers in the area and the South Carolina Department of Commerce.

ITEM 3.           LEGAL PROCEEDINGS

                  The Partnership is not directly a party to, nor is the Partnership's Property directly the subject of, any material legal proceedings. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing The Fidelity Mutual Life Insurance Company ("Fidelity Mutual"), the indirect parent of the General Partner of the Partnership, into rehabilitation under the control and authority of the Pennsylvania Insurance commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 P.S . Section221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of (and consequently control of) the General Partner is vested in the Insurance Commissioner pursuant to the order.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

                  There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on May 14, 1987 of 4,225 Units of limited partnership interests. The offering of $4,225,000 was fully subscribed and terminated on June 5, 1987. As of December 31, 1996, there were 214 limited partners in the Partnership.

  ITEM 6.         SELECTED FINANCIAL DATA

                    For the Year      For the Year     For the Year    For the Year      For the Year
                       Ended             Ended             Ended          Ended             Ended
                    December 31       December 31      December 31      December 31       December 31
                        1996              1995              1994           1993              1992
                        ----              ----              ----           ----              ----
Operating
Revenues             $  56,856         $   1,952        $   2,032        $   3,282        $   4,640

Net (Loss)           $(954,284)*       $  (6,520)       $ (17,089)       $ (21,080)       $ (18,082)

Net (Loss) per
Unit of
Limited
Interest             $ (225.87)        $   (1.54)       $   (4.04)       $   (4.99)       $   (4.28)

                        December 31       December 31      December 31      December 31      December 31
                            1996              1995            1994             1993              1992
                            ----              ----            ----             ----              ----
Total Assets             $2,611,596*      $3,564,268       $3,572,614       $3,590,840       $3,634,391

Long Term
Obligations              None             None             None             None             None

Cash Distributions
Declared per Unit
of Limited
Partnership
Interest                 None             None             None             None             None

* Includes a provision for loss on land of $996,645.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Background

                  The Partnership was formed to acquire and realize appreciation in the Property by holding it for investment and eventual sale. However, there can be no assurance that the Partnership's objectives will be realized.

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

                  The Partnership's activities for fiscal year 1996 were primarily focused on selling the Property. During 1996, the Partnership received proceeds from the sale of timber totaling $54,000. Revenues for 1996 also consisted of interest income of $2,656 and partnership transfer fees of $200. Expenses for 1996 consisted of general and administrative costs of $14,020, insurance of $184 and real estate taxes of $291.

                  The Partnership's activities for fiscal year 1995 were primarily focused on selling the Property. Revenues for 1995 consisted of interest income of $1,727 and partnership transfer fees of $225. Expenses for 1995 consisted primarily of general and administrative costs of $7,977, insurance of $204, and real estate taxes of $291.

                  The Partnership's activities for fiscal year 1994 were primarily focused on selling the Property. Revenues for 1994 consisted of interest income of $1,657 and partnership transfer fees of $375. Expenses for 1994 consisted primarily of general and administrative costs of $7,653, management fees of $8,100, insurance of $3,082, and real estate taxes of $286.

                  Inflation did not have any material impact on operations during 1996.

                  The General Partner is marketing this property and in March of 1996, the 202.72 acres was designated as part of the State of South Carolina's Enterprise Zone. This designation is at least partially the result of numerous conversations with the Department of Commerce over the past year. By being awarded this designation, it means that special tax and other incentives will be available to industrial users who locate on the Partnership's property.

                  Liquidity and Capital Resources

                  The Partnership has cash reserves of $91,596 at December 31, 1996, which will be used to cover the following estimated annual costs: $13,000 per year for auditing, accounting, tax and other administrative services, $200 per year for insurance and $300 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or should the Partnership decide to construct the stub road into the Property (as discussed earlier), the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the years ended December 31, 1996 and 1995 together with the report of the Partnership's independent auditors, Ernst & Young LLP, is included in this Form 10-K.


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                  The Partnership does not have any directors or officers. The General Partner manages and controls the affairs of the Partnership and has responsibility for all aspects of the Partnership's operations. The current executive officers and directors of the General Partner are identified and described below. Officers and directors serve until their successors have been elected.


                  Arthur W. Mullin is a Director, President and Treasurer of the General Partner. Mr. Mullin is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Mullin was appointed Senior Vice President and Director of Real Estate for Fidelity Mutual in June 1993 and served in that capacity until January 31, 1995. He is currently President of KMR Management, Inc., a management advisory firm which provides advise to corporations and institutions regarding corporate, financial and real estate matters. Before joining Fidelity Mutual, Mr. Mullin served as President of KMR Management, Inc. Mr. Mullin received a B.S. in Political Science and a M.S. in Education from St. Joseph's University, Philadelphia, Pennsylvania.

                  William S. Taylor is Director and Vice President of the General Partner. Mr. Taylor is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Taylor is the Deputy Insurance Commissioner for Liquidations, Rehabilitations and Special Funds for the Commonwealth of Pennsylvania. Mr. Taylor has a bachelor's degree in Economics from Elizabethtown College and a masters degree in Governmental Administration from the University of Pennsylvania.

                  James W. Kelican, Jr., CPM, is a Director and Vice President of the General Partner. Mr. Kelican is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Kelican was appointed Vice President
- Real Estate for Fidelity Mutual in July, 1993 and Senior Vice President and Director of Real Estate in October 1994. Mr. Kelican has a B.S. in Business Administration from Drexel University, Philadelphia, Pennsylvania and has the title of Certified Property Manager from the Institute of Real Estate Management of the National Association of Realtors.

                  Robert Bixler is Secretary of the General Partner. Mr. Bixler is also Secretary of various other subsidiaries of Fidelity Mutual. Mr. Bixler is a Vice President and Associate Counsel of Fidelity Mutual. Mr. Bixler received his A.B. degree in Economics from Temple University, and his J.D. degree from Temple University Law School, Philadelphia, PA. He is a member of the American Bar Association and the Philadelphia Bar Association.

                  Margaret Tamasitis is Assistant Secretary of the General Partner. Ms. Tamasitis is also Assistant Secretary of various other subsidiaries. Ms. Tamasitis is a Second Vice President of Fidelity Mutual in the Controller's office and has been with Fidelity Mutual for 26 years. Ms. Tamasitis received her B.S. degree in Accounting from Temple University, Philadelphia, PA.

ITEM 11.          EXECUTIVE COMPENSATION

                  During the fiscal year ended December 31, 1996, the Partnership did not pay compensation to any officers of the General Partner. Fees which have been paid or are payable to the General Partner are set forth in
Item 13 of this report, "Certain Relationships and Related Transactions".

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  Security Ownership of Certain Beneficial owners

                                       Name and        Amount and
                                       Address of      Nature of
                                       Beneficial      Beneficial     Percent
                Title of Class         Owner           ownership.     of Class
                --------------         -----           ---------      --------
                Units of Limited       Dollar          $250,000       5.9%
                Partnership  General   representing
                Interest               Retirement      250 Units of
                                       Trust           Limited
                                       1 Burton        Partnership
                                       Hills Blvd.     Interest
                                       Suite 210,
                                       Nashville, TN
                                       37215

                  As of December 31, 1996, no other person or "group" (as that term is used in Section 13 (d) (3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the Units of the Partnership.

                  Security Ownership of Management

                  In 1986, the General Partner contributed $1,000 to the capital of the Partnership, but it does not own any of the Partnership's outstanding securities. No individual director or officer of the General Partner nor such directors or officers as a group, owns any of the Partnership's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received their cumulative distributions equal to a 10% non-compounded Cumulative Annual Return of their Adjusted Capital Contribution plus a return of their Capital Contributions as those terms are defined in the Partnership Agreement. Thereafter, the General Partner will receive 30% of cash distributions. The General Partner will share in taxable income to reflect cash distributions or to the extent there are losses, 1% of such losses.

                  Changes in Control

                  There are no arrangements known to the Partnership that would at any subsequent date result in a change in control of the Partnership. The impact of the rehabilitation of Fidelity Mutual and the rehabilitation order (described in Part I, Item 3, Legal Proceedings) on the Partnership or the General Partner cannot be determined at this time.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Since 1987, the Partnership has paid $8,100 annually as an administration fee to the General Partner. The cumulative amount of such fee may not exceed $64,800 as provided by the Partnership Agreement, and as of December 31, 1994, fees charged since inception amount to $64,800.

                  The General Partner will also receive 1% of cash distributions until the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). Thereafter, the General Partner will receive 30% of cash distributions. During 1996, 1995 and 1994 the General Partner received no cash distributions.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)                            Index to Financial Statements             Page
                               -----------------------------             ----
Report of Independent Auditors                                              1
Balance Sheets                                                              2
Statements of Operations                                                    3
Statements of Partners' Equity/(Deficit)                                    4
Statements of Cash Flows                                                    5
Notes to Financial Statements                                               6

Schedules have been omitted because
they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

(b)      Reports on Form 8-K

1.  None

(c) Exhibits (numbered in accordance with Item 601 of Regulation S-K


Exhibit Numbers         Description                             Page Number
---------------         -----------                             -----------
3.1(a)                 Certificate of Limited                             *
                                Partnership

3.1(b) & (4)           Restated Limited Partnership
                                Agreement                                 **

9                      not applicable

11                     not applicable

12                     not applicable

13                     not applicable

16                     not applicable

18                     not applicable

19                     not applicable

22                     not applicable

23                     not applicable

24                     not applicable

25                     not applicable

28                     not applicable

29                     not applicable

----------------------------------------------------------------------

* Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-12125.

** Incorporated by reference to Exhibit 3.2 filed as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-12125.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUTHEAST ACQUISITIONS I, L.P.
                                       a Delaware limited partnership

                                       By:      SOUTHEAST ACQUISITIONS, INC.,
                                                General Partner

Dated:  3/26/97                        By:  /s/ Arthur W. Mullin
      -------------------------           --------------------------------
                                                Arthur W. Mullin
                                                President


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                        Title                     Date
---------                        -----                     ----

/s/ Arthur W. Mullin             President,                March 26, 1997
----------------------           Treasurer,
Arthur W. Mullin                 Director of
                                 Southeast
                                 Acquisitions, Inc.


/s/ William S. Taylor            Vice President,           March 26 1997
----------------------           Director of
William S. Taylor                Southeast
                                 Acquisitions, Inc.


/s/ James W. Kelican             Vice President,           March 26, 1997
----------------------           Director of
James W. Kelican                 Southeast
                                 Acquisitions, Inc.

                              Financial Statements

                         Southeast Acquisitions I, L.P.

                     Years ended December 31, 1996 and 1995
                       with Report of Independent Auditors

                         Southeast Acquisitions I, L.P.

                              Financial Statements

                     Years ended December 31, 1996 and 1995

                                    CONTENTS



Report of Independent Auditors..................   1

Audited Financial Statements

Balance Sheets..................................   2
Statements of Operations........................   3
Statements of Partners' Equity (Deficit)........   4
Statements of Cash Flows........................   5
Notes to Financial Statements...................   6

                         Report of Independent Auditors

To the Partners of
Southeast Acquisitions I, L.P.

We have audited the accompanying balance sheets of Southeast Acquisitions I, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions I, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





March 7, 1997

                         Southeast Acquisitions I, L.P.

                                 Balance Sheets

                                                           DECEMBER 31
                                                     1996               1995
                                                 ------------------------------
ASSETS
Land, net                                        $ 2,520,000        $ 3,516,645
Cash                                                  91,596             47,623
                                                 ------------------------------
                                                 $ 2,611,596        $ 3,564,268
                                                 ==============================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Accrued expenses                                 $     8,049        $     6,437
Partners' equity (deficit):
    General                                          (10,162)              (619)
    Limited                                        2,613,709          3,558,450
                                                 ------------------------------
                                                 $ 2,611,596        $ 3,564,268
                                                 ==============================

See accompanying notes.

                         Southeast Acquisitions I, L.P.

                            Statements of Operations

                                                          YEAR ENDED DECEMBER 31
                                                 1996              1995              1994
                                            -------------------------------------------------
Revenue:
     Interest and other income              $     2,856        $     1,952        $     2,032
     Timber revenue                              54,000                 --                 --
                                            -------------------------------------------------
                                                 56,856              1,952              2,032
Expenses:
     General and administrative                  14,020              7,977              7,653
     Management fee                                  --                 --              8,100
     Insurance                                      184                204              3,082
     Real estate taxes                              291                291                286
     Provision for loss on land                 996,645                 --                 --
                                            -------------------------------------------------
                                              1,011,140              8,472             19,121
                                            -------------------------------------------------
Net loss:
     General partner                             (9,543)               (65)              (171)
     Limited partners                          (944,741)            (6,455)           (16,918)
                                            -------------------------------------------------
                                            $  (954,284)       $    (6,520)       $   (17,089)
                                            =================================================
Net loss per limited partnership unit       $   (225.87)       $     (1.54)       $     (4.04)
                                            =================================================

See accompanying notes.

                         Southeast Acquisitions I, L.P.

                    Statements of Partners' Equity (Deficit)

                                    GENERAL           LIMITED
                                    PARTNER           PARTNERS            TOTAL
                                 -------------------------------------------------
Balance, January 1, 1994         $      (383)       $ 3,581,823        $ 3,581,440
    Net loss                            (171)           (16,918)           (17,089)
                                 -------------------------------------------------
Balance, December 31, 1994              (554)         3,564,905          3,564,351
    Net loss                             (65)            (6,455)            (6,520)
                                 -------------------------------------------------
Balance, December 31, 1995              (619)         3,558,450          3,557,831
    Net loss                          (9,543)          (944,741)          (954,284)
                                 -------------------------------------------------
Balance, December 31, 1996       $   (10,162)       $ 2,613,709        $ 2,603,547
                                 =================================================

See accompanying notes.

                         Southeast Acquisitions I, L.P.

                            Statements of Cash Flows

                                                                     YEAR ENDED DECEMBER 31
                                                              1996            1995            1994
                                                          -------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  $(954,284)       $  (6,520)       $ (17,089)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Provision for loss on land                           996,645               --               --
       Changes in operating assets and liabilities:
          Accrued expenses                                    1,612              199           (1,137)
          Due to affiliate                                       --           (2,025)              --
                                                          -------------------------------------------
Net increase (decrease) in cash                              43,973           (8,346)         (18,226)

Cash, beginning of year                                      47,623           55,969           74,195
                                                          -------------------------------------------
Cash, end of year                                         $  91,596        $  47,623        $  55,969
                                                          ===========================================

See accompanying notes.

                         Southeast Acquisitions I, L.P.

                          Notes to Financial Statements

                                December 31, 1996


1. DESCRIPTION OF BUSINESS

Southeast Acquisitions I, L.P. is a Delaware Limited Partnership. The General Partner (Southeast Acquisitions, Inc.) is an indirect wholly owned subsidiary of The Fidelity Mutual Life Insurance Company (in Rehabilitation).

Fidelity Mutual Life Insurance Company (the Company) was placed into Rehabilitation, as defined, by the Commonwealth Court of Pennsylvania on November 6, 1992 and it remains in Rehabilitation as of the report date. The General Partner does not at this time expect that the Rehabilitation of the Company will negatively impact the operation of either the General Partner or the Partnership. The Company's Rehabilitation Plan, originally filed in 1994, was amended in January 1995 and again in June 1996.

The Partnership purchased approximately 203 acres of undeveloped land near Columbia, South Carolina from the General Partner on January 2, 1987. The Property is being marketed for sale.

Per the Partnership Agreement, the Partnership shall exist for a term ending December 31, 1997, at which time it shall be dissolved. Management is in the process of soliciting proxies from the partners to approve an extension of the term of the Partnership and certain other amendments. If the partners do not approve the extension, the Partnership Agreement provides for the orderly liquidation of the Partnership's assets and the subsequent dissolution of the Partnership.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Partnership maintains its accounting records on the accrual basis of accounting.

LAND

Effective January 1, 1996, the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with FASB Statement No. 121, land is carried at the lower of cost or fair value less estimated cost to sell.

                         Southeast Acquisitions I, L.P.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LAND (CONTINUED)

The carrying value of land, as disclosed on the balance sheet, is shown net of a valuation allowance of $996,645, which is the result of a write-down in 1996 to fair value, as determined by an independent appraisal, less estimated cost to sell, which is estimated at 10% of fair value. Prior to 1996, the Partnership's policy has been to carry land at the lower of cost or fair value. In accordance with FASB Statement No. 121, the loss is accounted for in operations.

INCOME TAXES

In conformity with the Internal Revenue Code and applicable state and local tax statutes, taxable income or loss of the Partnership is required to be reported in the tax returns of the partners in accordance with the terms of the Partnership Agreement. Accordingly, no provision has been made in the accompanying financial statements for any federal, state, or local income tax.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect various amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. RELATED-PARTY TRANSACTIONS

In 1994, the Partnership incurred a management fee of $8,100 to the General Partner. The cumulative amount of such fee may not exceed $64,800 as provided by the Partnership Agreement, and in 1994, such fees charged since inception amounted to $64,800.

4. PARTNERS' EQUITY

The Partnership received cash equity contributions totaling $4,225,000 through the sale of 4,225 limited partnership units. In accordance with the Partnership Agreement, cash distributions and profits or losses for each year of the Partnership shall be allocated as follows:

       (a) Cash distributions shall be allocated 1% to the General Partner and 99% to the limited partners in proportion to their units until the limited partners have received distributions equal to a 10% noncompounded cumulative annual return on their adjusted capital contributions, as defined ($4,048,958 at December 31, 1996) plus their capital contributions ($4,225,000 at December 31, 1996). Any additional cash distributions shall be allocated 30% to the General Partner and 70% to the limited partners in proportion to their units. Amounts distributed in connection with the liquidation of the Partnership shall be distributed in accordance with each partner's adjusted capital account as defined in the Partnership Agreement.

       (b) Profits and losses shall be allocated as provided in the Partnership Agreement. Generally, profits will be allocated to reflect cash distributions or to offset any negative balances in the partners' capital accounts. Losses will generally be allocated 99% to the limited partners in proportion to their units and 1% to the General Partner or to reduce any positive account balances in the partners' capital accounts. In no event will the General Partner be allocated less than 1% of the profits or losses for any year.

The Partnership Agreement also provides that upon Partnership dissolution or termination, the General Partner shall contribute to the capital of the Partnership the lesser of any negative amount of its capital account, as defined, or 1.01% of the capital contributions made by the limited partners. Any amount so contributed shall be distributed to the limited partners in proportion to their positive capital account balances. Additionally, on dissolution or termination of the Partnership, if the limited partners do not receive distributions which cumulatively total their initial capital contributions plus a 10% noncompounded cumulative annual return, then the General Partner shall contribute to the capital of the Partnership an amount equal to the lesser of cumulative distributions to the General Partner or the amount necessary to provide the limited partners with a return of the initial capital contribution plus the 10% noncompounded cumulative annual return.

5. TIMBER REVENUE

During 1996, the Partnership entered into an agreement to sell timber. As provided by the agreement, the Partnership received proceeds from the sale of timber on the land totaling $54,000.