Form 10-Q
period 1997-03-31
SOUTHEAST ACQUISITIONS I L P
filed 1997-05-14
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED March 31, 1997.
               ---------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO _______________.



             Commission File number: 0-16835 (formerly 33-12125-A)



                         SOUTHEAST ACQUISITIONS I, L.P.
                        --------------------------------
                           (Exact name of registrant)


            Delaware                                             23-2454443
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   250 King of Prussia Road, Radnor, PA 19087
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number: (610 964-7234)
                                              ---------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       --      --

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at March 31, 1997 are attached hereto as Exhibit A.

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

         The Partnership's activities for the first quarter of fiscal year 1997 were primarily focused on selling the Property. Revenues for the first quarter of 1997 consisted of interest income of $706. Expenses for the first quarter of 1997 consisted primarily of general and administrative costs of $1,626, insurance of $46 and real estate taxes of $73.

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

         Inflation did not have any material impact on operations during 1996 and it is not expectedto materially impact future operations.

         The Partnership has been marketing the Property and expects that it will dispose of the Property as conditions warrant. The Property may be sold in a single sale or divided into parcels which will be sold separately. The timing and manner of sale will be determined by Southeast Acquisitions, Inc., the General Partner of the Partnership. The General Partner has the right to sell the Property without the consent of the Limited Partners if the net proceeds of the sale will be sufficient to return the Limited Partners' Capital Contribution plus their 10% Cumulative Annual Return. The General Partner believes that the Partnership's cash reserves will be sufficient to last for at least three more years assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell some or all of the Property on unfavorable terms.

         To facilitate the possible sale of parcels, the Partnership may be required to build a short, stub road off Killian Road. To minimize the expense of building such a road, the Partnership made an agreement with a timber company to timber the Property and to locate one of their timber roads in an area where the Partnership would build the spine road so that the clearing for the road is done at no expense to the Partnership.

         The Partnership has not determined to construct the stub road as of this date.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $84,114 at March 31, 1997, which will be used to cover the following estimated annual costs: $10,000 per year for auditing, accounting, tax, legal and other administrative services, $200 per year for insurance and $300 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an addditional three years. However, if additional expenses are incurred or should the Partnership decide to construct the stub road into the Property (as discussed earlier), the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

         During 1996, Management of the General Partner commissioned an appraisal of the Property which resulted in a write-down of $996,645.

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

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the first quarter of fiscal year 1997.


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

         No matters were submitted to the Partners for a vote during the first quarter of 1997.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers       Description                                 Page Number
--------------        -----------                                 -----------
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


Signature                               Title                     Date
---------                               -----                     ----
   /s/ ARTHUR W. MULLIN                 President,                May 12, 1997
--------------------------              Treasurer,
Arthur W. Mullin                        Director of
                                        Southeast
                                        Acquisitions,
                                        Inc.


 /s/ JAMES W. KELICAN, JR.              Vice President,           May 12, 1997
--------------------------              Director of
James W. Kelican, Jr.                   Southeast
                                        Acquisitions,
                                        Inc.

EXHIBIT  A

                         SOUTHEAST ACQUISITIONS I, L.P.

                                 BALANCE SHEETS




                                                    MARCH 31,
                                                      1997           DECEMBER 31,
                                                   (UNAUDITED)          1996
                                                   ----------        -------------
         ASSETS


Land                                               $2,520,000         $2,520,000

Cash and cash equivalents                              84,114             91,596

Prepaid insurance                                          92               --
                                                   ----------         ----------
                                                   $2,604,206         $2,611,596
                                                   ==========         ==========




LIABILITIES AND PARTNERS' EQUITY


Accrued expenses                                   $    1,698         $    8,049

Partners' equity                                    2,602,508          2,603,547
                                                   ----------         ----------
                                                   $2,604,206         $2,611,596
                                                   ==========         ==========

                         SOUTHEAST ACQUISITIONS I, L.P.
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)




                                            FOR THE THREE MONTHS
                                               ENDED MARCH 31
                                 -------------------------------------------
                                    1997            1996            1995
                                 -----------     -----------     -----------
REVENUES:
   Interest income               $       706     $       368     $       510
   Other income                           --              --              50
                                 -----------     -----------     -----------
                                         706             368             560
                                 -----------     -----------     -----------

EXPENSES:
   General and administrative          1,626           2,057           1,877
   Real estate taxes                      73              73              72
   Insurance                              46              46              53
                                 -----------     -----------     -----------
                                       1,745           2,176           2,002
                                 -----------     -----------     -----------


NET INCOME (LOSS)                $    (1,039)    $    (1,808)    $    (1,442)


Partners' equity,
   Beginning of period             2,603,547       3,557,831       3,564,351
                                 -----------     -----------     -----------

Partners' equity,
   End of period                 $ 2,602,508     $ 3,556,023     $ 3,562,909
                                 ===========     ===========     ===========

Weighted Average Number
   of Limited Partnership
   Units Outstanding                   4,225           4,225           4,225
                                 ===========     ===========     ===========

Income (Loss) from Operations
   per Limited Partnership
   Interest                      $      (.24)    $      (.42)    $      (.34)
                                 ===========     ===========     ===========

                         SOUTHEAST ACQUISITIONS I, L.P.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)




                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31
                                                                             --------------------------------------
                                                                               1997           1996          1995
                                                                             --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest income received                                                  $    706       $    368       $    510
   Other income received                                                           --             --             50
   Cash paid for operating expenses                                            (8,188)        (7,107)        (7,423)
                                                                             --------       --------       --------
                 Net cash (used in)
                    operating activities                                       (7,482)        (6,739)        (6,863)

Cash and cash equivalents,
      beginning of period                                                      91,596         47,623         55,969
                                                                             --------       --------       --------
Cash and cash equivalents,
      end of period                                                          $ 84,114       $ 40,884       $ 49,106
                                                                             ========       ========       ========

RECONCILIATION OF NET LOSS TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                  $ (1,039)      $ (1,808)      $ (1,442)
   Adjustments to reconcile net loss
      to net cash (used in) provided
      by operating activities:
                 Increase (decrease) in accrued expenses                       (6,351)        (4,839)        (3,291)
                 Increase (decrease) in due
                    to affiliates                                                  --             --         (2,025)
                 Increase (decrease) in
                    prepaid insurance                                             (92)           (92)          (105)

                                                                             --------       --------       --------
                 Net cash provided by (used in)
                    operating activities                                     $ (7,482)      $ (6,739)      $ (6,863)
                                                                             ========       ========       ========