Form 10-K405/A
period 1996-12-31
SOUTHEAST ACQUISITIONS I L P
filed 1997-07-15
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

(Mark One)
X     ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF
---
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.
                               ------------------

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER: 0-16835 (FORMERLY 33-12125)
                        ---------------------------

                        SOUTHEAST ACQUISITIONS I, L.P.
                        -------------------------------
                        (Name of issuer in its charter)

Delaware                                                            23-2454443
--------------------------------                                    ----------------------------------------------
(State of incorporation or                                          (IRS Employer Identification
organization)                                                       Number)

250 King of Prussia Road,               Radnor, Pennsylvania                 19087
---------------------------------------------------------------------------------------
(Address of principal executive offices)                                     (Zip Code)

Issuer's telephone no., including area code: (610) 964-7234
------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act.

                                                                    Name of each exchange
                 Title of each Class                                 on which registered
                 -------------------                              ------------------------

                 None                                                  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                   Limited Partnership Units $1,000 Per Unit
                   -----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past (90) days.  Yes X    No
                                                                ----     ----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X
                --------

                         SOUTHEAST ACQUISITIONS I, L.P.
                                   FORM 10-K
                               TABLE OF CONTENTS

ITEM
----

PART I
------

Item 1.        Business
               Background   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
               Material Recent Developments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
               Employees.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
               Competition.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
               Trademarks and Patents   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Item 2.        Property .   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
Item 3.        Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 4.        Submission of Matters to a Vote of Security
                          Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

PART II
-------

Item 5.        Market for the Partnership's Units of Limited
               Partnership Interest and Related Security
                           Holder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 6.        Selected Financial Data    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                          Background  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
                          Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
                          Liquidity and Capital Resources   . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 8.        Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

PART III
--------

Item 10.       Directors and Executive Officers of the  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 11.       Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management
                          (a)   Security Ownership of Certain
                                Beneficial owners . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
                          (b)   Security Ownership of Management  . . . . . . . . . . . . . . . . . . . . . .  10
                          (c)   Changes in Control  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 13.        Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . .  11


PART IV
-------

Item 14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                                     PART I



ITEM 1.          BUSINESS

                 Background

                 Southeast Acquisitions I, L.P. (the "Partnership") was formed on December 5, 1986, as a Delaware limited partnership. On January 2, 1987, the Partnership acquired 202.72 acres of unimproved land (the "Property") near Columbia, South Carolina. The Partnership's primary business objective is to realize appreciation in the value of the Property by holding the Property for investment and eventual sale, although there is no assurance that this will be attained. The Partnership is scheduled to terminate on December 31, 1997.

                 The Partnership's public offering of 4,225 units of limited partnership interest ("Units") commenced on May 14, 1987 and terminated on June 5, 1987. As of the close of the offering, the Partnership had raised $4,225,000 through the sale of 4,225 Units.

                 The Partnership has been marketing the Property and expects that it will dispose of the Property as conditions warrant. The Property may be sold in a single sale or divided into parcels which will be sold separately. The timing and manner of sale will be determined by Southeast Acquisitions, Inc., the General Partner of the Partnership. The General Partner has the right to sell Property, or portions thereof, without the consent of the Limited Partners. However, the Limited Partners must consent to the sale of all, or substantially all, of the Property if the net proceeds of the sale will not be sufficient to return the Limited Partners' Adjusted Capital Contributions plus the 10% Cumulative Annual Return.

                 Given that there have been very few large tract sales in this Columbia sub-market, and those few that occurred during the past three years were for prices well below what smaller size parcels were receiving, the General Partner adopted a strategy in late 1995 to sell smaller parcels. During 1996 there was only one party with whom serious discussions were held regarding a ten acre parcel. These discussions did not result in a sale.

                 The General Partner believes that the Partnership's cash reserves will be sufficient to last for at least three more years assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

                 To facilitate the sale of smaller parcels, the Partnership may be required to construct a stub road into the Property off Killian Road. The Partnership entered into a timber contract in 1996 that required the timber company to locate one of their timber roads in the likely location for the stub road. The location of the timber road should reduce the cost of the stub road construction in the event a stub road is necessary. The General Partner has neither determined to construct, nor have sales of the Property required the construction of, a stub road as of this date.

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

                 Absorption of industrial sites by end users has been slow along the I-77 Business Corridor.

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

 ITEM 6.        SELECTED FINANCIAL DATA

                       For the Year         For the Year      For the Year     For the Year   For the Year
                          Ended                Ended              Ended           Ended          Ended
                       December 31          December 31        December 31     December 31    December 31
                           1996                1995               1994             1993           1992
                           ----                ----               ----             ----           ----
Operating
Revenues                 $56,856              $ 1,952           $  2,032        $  3,282       $  4,640

Net (Loss)             $(954,284)*            $(6,520)          $(17,089)       $(21,080)      $(18,082)

Net (Loss) per
Unit of
Limited
Interest                $(225.87)             $(1.54)            $(4.04)         $(4.99)        $(4.28)

                       December 31          December 31        December 31     December 31    December 31
                           1996                 1995               1994            1993           1992
                           ----                 ----              -----            ----           ----
Total Assets           $2,611,596*           $3,564,268        $3,572,614       $3,590,840     $3,634,391

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

                 The Partnership's activities for fiscal year 1996 were primarily focused on selling the Property. During 1996, the Partnership received proceeds from the sale of timber totaling $54,000. Revenues for 1996 also consisted of interest income of $2,656 and partnership transfer fees of $200. Expenses for 1996 consisted of general and administrative costs of $14,020, insurance of $184 and real estate taxes of $291. The increase in the general and administrative costs during 1996 is primarily the result of the $2,500 cost of the appraisal commissioned on the Property and legal fees associated with the preparation of investor communications.

                 An appraisal was commissioned in 1996 as the last appraisal was four years old. The 1996 appraiser determined the fair value for the Property to be $2,800,000. The prior appraiser had established a value of $4,055,000. The General Partner reviewed the assumptions and conclusions of the appraisal and met with the appraiser, numerous local real estate professionals, the Central Carolina Economic Development Alliance, and the South Carolina Department of Commerce to confirm the reasonableness of the appraisal. Based upon the result of these activities, the General Partner concluded that the 1996 appraisal is a reasonable approximation of the Property's current market value. As a result, the Partnership adjusted the carrying value of the Property to reflect its fair value, less estimated disposition costs, in accordance with generally accepted accounting principals for land that is held for sale.

                 The 1996 and 1992 appraisals were prepared using essentially the same assumptions and methodology, but differ as a result of changing market conditions. In both cases, there were very few sales in the vicinity to be used as comparable transactions and there was an abundance of land available for development. There were a few sales of developed land in the area between 1992 and 1996 that enabled the 1996 appraiser to perform some additional analysis of the Property's value and this analysis led to the conclusion of the lower value. During the period between 1992 and 1996, based on management's knowledge of the limited number of land sales and overall market conditions and its disposition plans for the Property, there was no reason to conclude that there had been a diminution in value.

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


                 Liquidity and Capital Resources

                 The Partnership has cash reserves of $91,596 at December 31, 1996, which will be used to cover the following estimated annual costs: $13,000 per year for auditing, accounting, tax and other administrative services, $200 per year for insurance and $300 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or should the Partnership decide to construct infrastructure improvements to enhance the
marketability of the Property,   the reserves may be inadequate to cover the
Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.


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

                 Arthur W. Mullin, Age 51. Mr. Mullin was elected a Director of the General Partner in 1993. Mr. Mullin has also served as the President and Treasurer of the General Partner since 1993. Mr. Mullin, originally retained as a consultant to Fidelity Mutual in 1993, was appointed Senior Vice President and Director of Real Estate for Fidelity Mutual the same year and served in that capacity until 1995. Mr. Mullin resumed his consulting relationship with Fidelity Mutual in 1995. Mr. Mullin received a B.S. in Political Science and M.S. in Education from St. Joseph's University.

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


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

                 Security Ownership of Certain Beneficial owners

                                           Name and         Amount and
                                           Address of       Nature of

                   Beneficial       Beneficial               Percent
Title of Class     Owner            ownership.               of Class
--------------     ----------       ----------               --------
Units of Limited   Dollar           $250,000                 5.9%
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


                 Changes in Control

                 There are no arrangements known to the Partnership that would at any subsequent date result in a change in control of the Partnership. Although it may involve a change in control, the impact of the rehabilitation of Fidelity Mutual and the rehabilitation order (described in Part I, Item 3, Legal Proceedings) on the Partnership or the General Partner cannot be determined at this time.

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

(b)              Reports on Form 8-K

1.  None

(c) Exhibits (numbered in accordance with Item 601 of Regulation S-K


Exhibit Numbers             Description                         Page Number
---------------             -----------                         -----------
3.1(a)                     Certificate of Limited                   *
                                 Partnership

3.1(b) & (4)               Restated Limited Partnership
                                 Agreement                          **

9                          not applicable

11                         not applicable

12                         not applicable

13                         not applicable

16                         not applicable

18                         not applicable

19                         not applicable

22                         not applicable

23                         not applicable

24                         not applicable

25                         not applicable

28                         not applicable

29                         not applicable

--------------------------------------------------------------------------------
* Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-12125.

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

                                       SOUTHEAST ACQUISITIONS I, L.P.
                                       a Delaware limited partnership

                                       By:   SOUTHEAST ACQUISITIONS, INC.,
                                             General Partner

Dated:  July 14, 1997                  By:   /s/ Arthur W. Mullin
                                             -----------------------------
                                             Arthur W. Mullin
                                             President


                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                           Title                                      Date
---------                           -----                                      ----
/s/ Arthur W. Mullin
----------------------             President,                                 July 14, 1997
Arthur W. Mullin                   Treasurer,
                                   Director of
                                   Southeast
                                   Acquisitions, Inc.
/s/ William S. Taylor
----------------------             Vice President,                            July 14, 1997
William S. Taylor                  Director of
                                   Southeast
                                   Acquisitions, Inc.
/s/ James W. Kelican, Jr.
-------------------------          Vice President,                            July 14, 1997
James W. Kelican, Jr.              Director of
                                   Southeast
                                   Acquisitions, Inc.

                              Financial Statements

                         Southeast Acquisitions I, L.P.

                     Years ended December 31, 1996 and 1995

                      with Report of Independent Auditors

                         Southeast Acquisitions I, L.P.


                              Financial Statements


                     Years ended December 31, 1996 and 1995




                                   CONTENTS

Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Audited Financial Statements

Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Statements of Partners' Equity (Deficit)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

                         [ERNST & YOUNG LLP LETTERHEAD]

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

                                        /s/ ERNST & YOUNG LLP

March 7, 1997

                         Southeast Acquisitions I, L.P.

                                 Balance Sheets





                                                                           DECEMBER 31
                                                                    1996                 1995
                                                             -----------------------------------------
 ASSETS
 Land, net                                                      $   2,520,000        $    3,516,645
 Cash                                                                  91,596                47,623
                                                             -----------------------------------------
                                                                $   2,611,596        $    3,564,268
                                                             =========================================

 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
 Accrued expenses                                               $       8,049        $        6,437
 Partners' equity (deficit):
    General                                                           (10,162)                 (619)
    Limited (4,225 units authorized, issued and outstanding)        2,613,709             3,558,450
                                                             -----------------------------------------
                                                                $   2,611,596        $    3,564,268
                                                             =========================================



See accompanying notes.

                         Southeast Acquisitions I, L.P.

                            Statements of Operations





                                                                    YEAR ENDED DECEMBER 31
                                                       1996                  1995                 1994
                                               --------------------------------------------------------------
 Revenue:
     Interest and other income                    $        2,856       $        1,952       $        2,032
     Timber revenue                                       54,000                    -                    -
                                               --------------------------------------------------------------
                                                          56,856                1,952                2,032


 Expenses:
     General and administrative                           14,020                7,977                7,653
     Management fee                                            -                    -                8,100
     Insurance                                               184                  204                3,082
     Real estate taxes                                       291                  291                  286
     Provision for loss on land                          996,645                    -                    -
                                               --------------------------------------------------------------
                                                       1,011,140                8,472               19,121
                                               --------------------------------------------------------------
 Net loss:
     General partner                                      (9,543)                 (65)                (171)
     Limited partners                                   (944,741)              (6,455)             (16,918)
                                               --------------------------------------------------------------
                                                  $     (954,284)      $       (6,520)      $      (17,089)
                                               ==============================================================

 Net loss per limited partnership unit            $      (225.87)      $        (1.54)      $        (4.04)
                                               ==============================================================



See accompanying notes.

                         Southeast Acquisitions I, L.P.

                    Statements of Partners' Equity (Deficit)


                                                GENERAL               LIMITED
                                                PARTNER              PARTNERS               TOTAL
                                           -----------------------------------------------------------
 Balance, January 1, 1994                    $     (383)        $  3,581,823         $   3,581,440
    Net loss                                       (171)             (16,918)              (17,089)
                                           -----------------------------------------------------------
 Balance, December 31, 1994                        (554)           3,564,905             3,564,351
    Net loss                                        (65)              (6,455)               (6,520)
                                           -----------------------------------------------------------
 Balance, December 31, 1995                        (619)           3,558,450             3,557,831
    Net loss                                     (9,543)            (944,741)             (954,284)
                                           -----------------------------------------------------------
 Balance, December 31, 1996                  $  (10,162)        $  2,613,709         $   2,603,547
                                           ===========================================================




See accompanying notes.

                         Southeast Acquisitions I, L.P.


                            Statements of Cash Flows


                                                                        YEAR ENDED DECEMBER 31
                                                                1996             1995             1994
                                                          ----------------------------------------------------
 OPERATING ACTIVITIES
 Net loss                                                   $   (954,284)    $     (6,520)    $    (17,089)
 Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Provision for loss on land                                996,645                -                -
       Changes in operating assets and liabilities:
          Accrued expenses                                         1,612              199           (1,137)
          Due to affiliate                                             -           (2,025)               -
                                                          ----------------------------------------------------
 Net increase (decrease) in cash                                  43,973           (8,346)         (18,226)

 Cash, beginning of year                                          47,623           55,969           74,195
                                                          ----------------------------------------------------
 Cash, end of year                                          $     91,596     $     47,623     $     55,969
                                                          ====================================================






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

An appraisal was commissioned in 1996 as the last appraisal was four years old. The 1996 appraiser determined the fair value for the Property to be $2,800,000. The prior appraiser had established a value of $4,055,000. The General Partner reviewed the assumptions and conclusions of the appraisal and met with the appraiser, numerous local real estate professionals, the Central Carolina Economic Development Alliance, and the South Carolina Department of Commerce to confirm the reasonableness of the appraisal. Based upon the result of these activities, the General Partner concluded that the 1996 appraisal is a reasonable approximation of the Property's current market value. As a result, the Partnership adjusted the carrying value of the Property to reflect its fair value, less estimated disposition costs, in accordance with generally accepted accounting principles for land that is held for sale.

The 1996 and 1992 appraisals were prepared using essentially the same assumptions and methodology, but differ as a result of changing market conditions. In both cases, there were very few sales in the vicinity to be used as comparable transactions and there was an abundance of land available for development. There were a few sales of developed land in the area between 1992 and 1996 that enabled the 1996 appraiser to perform some additional analysis of the Property's value and this analysis led to the conclusion of the lower value. During the period between 1992 and 1996, based on management's knowledge of the limited number of land sales and overall market conditions and its disposition plans for the Property, there was no reason to conclude that there had been a diminution in value.

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

                         Southeast Acquisitions I, L.P.

4. PARTNERS' EQUITY (CONTINUED)

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