Form 10-Q
period 1997-06-30
SOUTHEAST ACQUISITIONS I L P
filed 1997-08-13
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997.


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.



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

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes /x/    No / /

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at June 30, 1997 are attached hereto as Exhibit A.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Partnership's financial position as of June 30, 1997, and the results of its operations and cash flows for the six months ended June 30, 1997.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in a certain 202.72 acre parcel of undeveloped land near Columbia, South Carolina (the "Property") by holding it for investment and eventual sale. However, there can be no assurance that the partnership's objectives will be realized. The Partnership is scheduled to terminate on December 31, 1997.

         Results of Operations

         The Partnership had no operations from the date of its formation on December 5, 1986 until January 2, 1987 when it acquired the Property. Since its acquisition of the Property, the partnership offered and sold 4,225 Units of limited partnership interests and obtained the rezoning of the Property, but has had no other significant operations.

         The Partnership's activities for the second quarter of fiscal year 1997 were primarily focused on selling the Property. Revenues for the second quarter of 1997 consisted of interest income of $791. Expenses for the second quarter of 1997 consisted primarily of general and administrative costs of $2,034, insurance of $46 and real estate taxes of $73.

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

         The Partnership's activities for the second quarter of fiscal year 1995 were primarily focused on selling the Property. Revenues for the second quarter of 1995 consisted of interest income of $427 and partnership transfer fees of $50. Expenses for the second quarter of 1995 consisted primarily of general and administrative costs of $1,791, insurance of $52 and real estate taxes of $71.

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

         The Partnership's activities for the first quarter of fiscal year 1995 were primarily focused on selling the Property. Revenues for the first quarter of 1995 consisted of interest income of $510 and partnership transfer fees of $50. Expenses for the first quarter of 1995 consisted primarily of general and administrative costs of $1,877, insurance of $53 and real estate taxes of $72.

         Inflation did not have any material impact on operations during 1996 and it is not expected to materially impact future operations.

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

         Liquidity and Capital Resources

         The Partnership has cash reserves of $84,495 at June 30, 1997, which will be used to cover the following estimated annual costs: $10,000 per year for auditing, accounting, tax, legal and other administrative services, $200 per year for insurance and $300 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. If there is any excess cash remaining in the reserve account, the funds will be used to pay unforeseen expenses. If additional unforeseen expenses are incurred or should the Partnership decide to construct the stub road into the Property (as discussed earlier), the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

         During 1996, Management of the General Partner commissioned an appraisal of the Property which resulted in a write-down of $996,645.


         The General Partner has reviewed the conclusions of the 1996 appraisal, met with the appraiser, had discussions with local real estate professionals and developers, and believes that the appraisal is a reasonable approximation of the current value of the Property.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Partnership is not a direct party to, nor is the Partnership's property directly the subject of, any material legal proceedings. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing The Fidelity Mutual Life Insurance Company ("Fidelity Mutual"), the indirect parent of the General Partner of the Partnership, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 PS Section 221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of (and consequently control of) the General Partner is vested in the Insurance Commissioner pursuant to the Order.

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the second quarter of fiscal year 1997.

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

         No matters were submitted to the Partners for a vote during the second quarter of 1997.

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


Signature                              Title                         Date

/s/ Arthur W. Mullin                   President,                    8/11/1997
-----------------------------          Treasurer,
Arthur W. Mullin                       Director of
                                       Southeast
                                       Acquisitions,
                                       Inc.

/s/ James W. Kelican Jr.               Vice President,               8/11/1997
-----------------------------          Director of
James W. Kelican, Jr.                  Southeast
                                       Acquisitions,
                                       Inc.

EXHIBIT  A

                         SOUTHEAST ACQUISITIONS I, L.P.

                                 BALANCE SHEETS



                                       June 30,       December 31,
                                         1997             1996
                                      (Unaudited)
                                     -----------      -----------
              ASSETS

Land held for sale, net               $2,520,000      $2,520,000

Cash and cash equivalents                 84,495          91,596

Prepaid insurance                             46              --
                                      ----------      ----------
                                      $2,604,541      $2,611,596
                                      ==========      ==========




LIABILITIES AND PARTNERS' EQUITY

Accrued expenses                      $    3,395      $    8,049

Partners' Equity                       2,601,146       2,603,547
                                      ----------      ----------
                                      $2,604,541      $2,611,596
                                      ==========      ==========

                         SOUTHEAST ACQUISITIONS I, L.P.
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)


                                           Three Months    Three Months      Six Months        Six Months
                                              Ended            Ended           Ended             Ended
                                             June 30,         June 30,        June 30,          June 30,
                                               1997             1996            1997              1996
                                               ----             ----            ----              ----
REVENUES:
   Interest income                          $      791       $      762       $    1,497       $    1,130
   Timber revenue                                    -           54,000                -           54,000
   Other income                                      -               75                -               75
                                            ----------       ----------       ----------       ----------
                                                   791           54,837            1,497           55,205
                                            ----------       ----------       ----------       ----------

EXPENSES:
   General and administrative                    2,034            2,219            3,660            4,276
   Real estate taxes                                73               73              146              146
   Insurance                                        46               46               92               92
                                            ----------       ----------       ----------       ----------
                                                 2,153            2,338            3,898            4,514
                                            ----------       ----------       ----------       ----------


NET INCOME (LOSS)                           $   (1,362)      $   52,499       $   (2,401)      $   50,691


Partners' equity,
   Beginning of period                       2,602,508        3,556,023        2,603,547        3,557,831
                                            ----------       ----------       ----------       ----------

Partners' equity,
   End of period                            $2,601,146       $3,608,522       $2,601,146       $3,608,522
                                            ==========       ==========       ==========       ==========

Weighted Average Number
   of Limited Partnership
   Units Outstanding                             4,225            4,225            4,225            4,225
                                            ==========       ==========       ==========       ==========

Income (Loss) from Operations
   per Limited Partnership
   Interest                                 $    (.32)       $    12.30       $    (.56)       $    11.88
                                            ==========       ==========       ==========       ==========

                         SOUTHEAST ACQUISITIONS I, L.P.
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)


                                                             FOR THE SIX MONTHS
                                                               ENDED JUNE 30
                                               ------------------------------------------------
                                                  1997               1996              1995
                                                  ----               ----              ----
REVENUES:
   Interest income                             $    1,497         $    1,130         $      937
   Timber revenue                                       -             54,000                  -
   Other income                                         -                 75                100
                                               ----------         ----------         ----------
                                                    1,497             55,205              1,037
                                               ----------         ----------         ----------

EXPENSES:
   General and administrative                       3,660              4,276              3,668
   Real estate taxes                                  146                146                143
   Insurance                                           92                 92                105
                                               ----------         ----------         ----------
                                                    3,898              4,514              3,916
                                               ----------         ----------         ----------

NET INCOME (LOSS)                              $   (2,401)        $   50,691         $   (2,879)


Partners' equity,
   Beginning of period                          2,603,547          3,557,831          3,564,351
                                               ----------         ----------         ----------

Partners' equity,
   End of period                               $2,601,146         $3,608,522         $3,561,472
                                               ==========         ==========         ==========

Weighted Average Number
   of Limited Partnership
   Units Outstanding                                4,225              4,225              4,225
                                               ==========         ==========         ==========

Income (Loss) from Operations
   per Limited Partnership
   Interest                                    $    (.56)         $    11.88         $    (.67)
                                               ==========         ==========         ==========

                         SOUTHEAST ACQUISITIONS I, L.P.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                                             FOR THE SIX MONTHS
                                                                                                ENDED JUNE 30
                                                                                   ------------------------------------
                                                                                     1997            1996         1995
                                                                                     ----            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest income received                                                        $  1,497        $ 1,130      $   937
   Timber revenue received                                                                -         54,000            -
   Other income received                                                                  -             75          100
   Cash paid for operating expenses                                                  (8,598)        (7,801)      (7,739)
                                                                                    -------        -------      -------
         Net cash (used in)
            operating activities                                                     (7,101)        47,404       (6,702)

Cash and cash equivalents,
      beginning of period                                                            91,596         47,623       55,969
                                                                                    -------        -------      -------
Cash and cash equivalents,
      end of period                                                                $ 84,495        $95,027      $49,267
                                                                                    =======        =======      =======

RECONCILIATION OF NET INCOME(LOSS) TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                        $ (2,401)       $50,691      $(2,879)
   Adjustments to reconcile net income(loss)
      to net cash (used in) provided
      by operating activities:
         Increase (decrease) in accrued expenses                                     (4,654)        (3,241)      (1,745)
         Increase (decrease) in due
            to affiliates                                                                 -              -       (2,025)
         Increase (decrease) in
            prepaid insurance                                                           (46)           (46)         (53)

                                                                                    -------        -------      -------
         Net cash provided by (used in)
            operating activities                                                   $ (7,101)       $47,404      $(6,702)
                                                                                    =======        =======      =======