Form 10-K405/A
period 1996-12-31
SOUTHEAST ACQUISITIONS I L P
filed 1997-08-28
CIK 810994

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

                                        /s/ ERNST & YOUNG LLP



Philadelphia, Pennsylvania
March 7, 1997

                         Southeast Acquisitions I, L.P.

                                 Balance Sheets






                                                                              DECEMBER 31
                                                                     1996                    1995
                                                             -----------------------------------------
 ASSETS
 Land Held for sale, net                                        $   2,520,000        $    3,516,645
 Cash                                                                  91,596                47,623
                                                             -----------------------------------------
                                                                $   2,611,596        $    3,564,268
                                                             =========================================

 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
 Accrued expenses                                               $       8,049        $        6,437
 Partners' equity (deficit):
    General                                                           (10,162)                 (619)
    Limited (4,225 units authorized, issued and outstanding)        2,613,709             3,558,450
                                                             -----------------------------------------
                                                                $   2,611,596        $    3,564,268
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