Form 10-Q
period 1997-09-30
SOUTHEAST ACQUISITIONS I L P
filed 1997-11-14
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
---     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997.
                                                            -------------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO_______.

Commission File number:  0-16835 (formerly 33-12125-A)
                         -----------------------------

                         SOUTHEAST ACQUISITIONS I, L.P.
                         ------------------------------
                           (Exact name of registrant)

Delaware                                           23-2454443
--------                                           ----------

(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

250 King of Prussia Road, Radnor, PA  19087
-------------------------------------------
(Address of Principal Executive Offices)

Issuer's Telephone Number:  (610 964-7234)
                            --------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

        The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at September 30, 1997 are attached hereto as Exhibit A.

        In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Partnership's financial position as of September 30, 1997, and the results of its operations and cash flows for the nine months ended September 30, 1997.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Background

        The Partnership was formed to acquire, own and realize appreciation in a certain 202.72 acre parcel of undeveloped land near Columbia, South Carolina (the "Property") by holding it for investment and eventual sale. However, there can be no assurance that the partnership's objectives will be realized. The Partnership was scheduled to terminate on December 31, 1997, but, on November 6, 1997 the termination date was extended, by vote of the limited partners, to December 31, 2000. (See Part II, Items 4 and 5 hereof).

        Results of Operations

        The Partnership had no operations from the date of its formation on December 5, 1986 until January 2, 1987 when it acquired the Property. Since its acquisition of the Property, the partnership offered and sold 4,225 Units of limited partnership interests and obtained the rezoning of the Property, but has had no other significant operations.

        The Partnership's activities for the third quarter of fiscal year 1997 were primarily focused on selling the Property. Revenues for the third quarter of 1997 consisted of interest income of $959 and partnership transfer fees of $225. Expenses for the third quarter of 1997 consisted primarily of general and administrative costs of $41,625, insurance of $46 and real estate taxes of $72. General and administrative costs include a $40,000 accrual for legal and printing costs related to the proxy statement discussed in Part II, Item 4 and 5.

        The Partnership's activities for the third quarter of fiscal year 1996 were primarily focused on selling the Property. Revenues for the third quarter of 1996 consisted of interest income of $789 and partnership transfer fees of $50. Expenses for the third quarter of 1996 consisted primarily of general and administrative costs of $3,659, insurance of $46 and real estate taxes of $73.

        The Partnership's activities for the third quarter of fiscal year 1995 were primarily focused on selling the Property. Revenues for the third quarter of 1995 consisted of interest income of $423 and partnership transfer fees of $25. Expenses for the third quarter of 1995 consisted primarily of general and administrative costs of $1,891, insurance of $53 and real estate taxes of $72.

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

        Inflation did not have any material impact on operations during 1997 and it is not expected to materially impact future operations.

        The Partnership has been marketing the Property and expects that it will dispose of the Property as conditions warrant. The Property may be sold in a single sale or divided into parcels which will be sold separately. The timing and manner of sale will be determined by the new General Partner of the Partnership, Southern Management Group, LLC as a result of actions taken by the limited partners at a meeting on November 6, 1997. The new General Partner has the right to sell the Property without the consent of the Limited Partners unless the sale involves more than 60% of the acreage held as of September 22, 1997, in a single transaction and the consideration is less than the Acquisition Costs of the assets sold.

        It is possible that the Partnership will build a short, stub road off Killian Road at a future time, although there are no current plans to construct such a road. To minimize the expense of building such a road, the Partnership made an agreement with a timber company to timber the Property and to locate one of their timber roads in an area where the Partnership would build the spine road so that the clearing for the road is done at no expense to the Partnership.

        The Partnership has not determined to construct the stub road as of this date.

        Liquidity and Capital Resources

        The Partnership has cash reserves of $85,680 at September 30, 1997, which will be used to cover the following estimated annual costs: $10,000 per year for auditing, accounting, tax, legal and other administrative services, $200 per year for insurance and $300 per year for real estate taxes. At September 30, 1997 the Partnership accrued an additional $40,000 (1997 only) expense for legal and printing fees related to the proxy discussed in Part II,
Item 4 and 5. In the new General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. If there is any excess cash remaining in the reserve account, the funds will be used to pay unforeseen expenses. If additional unforeseen expenses are incurred or should the Partnership decide to construct the stub road into the Property (as discussed earlier), the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of a portion of the Property or incur indebtedness on unfavorable terms.

        During 1996, Management of Southeast Acquisitions, Inc. the new General Partner commissioned an appraisal of the Property which resulted in a write-down of $996,645.

        The old General Partner reviewed the conclusions of the 1996 appraisal, met with the appraiser, had discussions with local real estate professionals and developers, and believes that the appraisal is a reasonable approximation of the current value of the Property.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

        The Partnership is not a direct party to, nor is the Partnership's property directly the subject of, any material legal proceedings. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing The Fidelity Mutual Life Insurance Company ("Fidelity Mutual"), the indirect parent of the old General Partner of the Partnership, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 PS Section 221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of (and consequently control of) the old General Partner is vested in the Insurance Commissioner pursuant to the Order. Effective November 6, 1997, the old General Partner was replaced by the new General Partner (see Part II, Items 4 and 5). The new General Partner is not a party to or otherwise involved in the old General Partner's rehabilitation proceedings.

Item 2 - Changes in Securities

        There was no change in the partnership's securities during the third quarter of fiscal year 1997.

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

Item 4 - Submission of Matters to a Vote of Security Holders

        Matters submitted to the Partners for a vote during the third quarter of 1997.

               On September 22, 1997, the old General Partner mailed to the Limited Partners of the Partnership the following:

               1) a letter soliciting their votes on two sets of alternative amendments;

               2) a notice of Special Meeting of the Limited Partners on
                  November 6, 1997;
               3) a Proxy Statement detailing the two sets of alternative amendments to be voted on at the Special Meeting; and
               4) a Proxy Card.

               The First alternative amendments would make the following modifications to the Partnership Agreement:

               1) extend the Partnership until December 31, 2000
               2) substitute a new general partner
               3) authorize new fees, commissions and rights to sell Partnership property for the new general partner
               4) give the new general partner the exclusive right to sell
                  Partnership property
               5) modify the Limited Partners' rights to consent to certain sales of Partnership property

               The Second alternative amendments would make the following modifications to the Partnership Agreement:

               1) extend the Partnership until December 31, 2000
               2) retain the General Partner
               3) authorize new fees, commissions and rights to sell Partnership property for the General Partner
               4) give the General Partner the exclusive right to sell
                  Partnership property
               5) eliminate the Limited Partners' rights to consent to certain sales of Partnership property

Item 5 - Other Information

               At the Special Meeting on November 6, 1997, the first set of alternative amendments received the requisite vote to be adopted and as a result of their adoption the following modifications to the Partnership Agreement were effective as of November 6, 1997:

               - The termination date for the Partnership was extended until
                 December 31, 2000;
               - Southern Management Group, LLC (SMG) a Tennessee Limited
                 Liability Company, was substituted for Southeast Acquisitions, Inc. as the General Partner. Southern Management Group, LLC is located in Nashville, Tennessee and has the following address:
                      Southern Management Group, LLC
                      c/o Southeast Venture Corporation, Inc.
                      301 South Perimeter Park Drive
                      Suite 115
                      Nashville, TN 37211

               - SMG can act as broker for the Partnership and earn commissions on sales of the Property up to a maximum of 10% which is the maximum commission which can be paid in total on any sale;
               - Additionally, SMG is to be paid management fees of $8,100 per year;
               - SMG has now been given the exclusive right to sell the
                 property; and SMG can only sell 60% or more of the acreage held as of September 22, 1997 in a single transaction if it receives consideration equal to or greater than the Acquisition Cost of the assets sold. Otherwise it must obtain the consent of the majority in interest of the Limited Partners.

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

27                           Financial Data Schedule

28                           not applicable

29                           not applicable

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                              Title                       Date
---------                              -----                       ----


/s/ RICHARD W. SORENSON                Member of
-----------------------                Southern                    11/11  1997
Richard W. Sorenson                    Management                  -------
                                       Group, LLC


EXHIBIT  A

                         SOUTHEAST ACQUISITIONS I, L.P.

                                 BALANCE SHEETS



                        ASSETS

                             September 30,
                                 1997                 December 31,
                              (Unaudited)                 1996
                             -------------            ------------
Land held for sale, net     $   2,520,000            $  2,520,000

Cash and cash equivalents          85,680                  91,596
                             -------------            ------------
                            $   2,605,680            $  2,611,596
                             =============            ============




                        LIABILITIES AND PARTNERS' EQUITY

Accrued expenses            $      45,093            $      8,049

Partners' Equity                2,560,587               2,603,547
                             -------------            ------------
                            $   2,605,680            $  2,611,596
                             =============            ============

                         SOUTHEAST ACQUISITIONS I, L.P.
                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                  (UNAUDITED)

                                 Three Months    Three Months     Nine Months     Nine Months
                                     Ended           Ended           Ended           Ended
                                 September 30,   September 30,   September 30,   September 30,
                                     1997            1996            1997            1996
                                 -------------   -------------   -------------   -------------
REVENUES:
   Interest income              $         959   $         789   $       2,456   $       1,919
   Timber revenue                           -               -               -          54,000
   Other income                           225              50             225             125
                                 -------------   -------------   -------------   -------------
                                        1,184             839           2,681          56,044
                                 -------------   -------------   -------------   -------------

EXPENSES:
   General and administrative          41,625           3,659          45,285           7,935
   Real estate taxes                       72              73             218             219
   Insurance                               46              46             138             138
                                 -------------   -------------   -------------   -------------
                                       41,743           3,778          45,641           8,292
                                 -------------   -------------   -------------   -------------


NET INCOME (LOSS)               $     (40,559)  $      (2,939)  $     (42,960)  $      47,752


Partners' equity,
   Beginning of period              2,601,146       3,608,522       2,603,547       3,557,831
                                 -------------   -------------   -------------   -------------

Partners' equity,
   End of period                $   2,560,587   $   3,605,583   $   2,560,587   $   3,605,583
                                 =============   =============   =============   =============

Weighted Average Number
   of Limited Partnership
   Units Outstanding                    4,225           4,225           4,225           4,225
                                 =============   =============   =============   =============

Income (Loss) from Operations
   per Limited Partnership
   Interest                     $       (9.50)  $        (.68)  $      (10.06)  $       11.18
                                 =============   =============   =============   =============

                         SOUTHEAST ACQUISITIONS I, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    NINE MONTHS
                                                  ENDED SEPTEMBER 30
                                  ---------------------------------------------
                                      1997            1996            1995
                                      ----            ----            ----
REVENUES:
   Interest income               $       2,456   $       1,919   $       1,360
   Timber revenue                            -          54,000               -
   Other income                            225             125             125
                                  -------------   -------------   -------------
                                         2,681          56,044           1,485
                                  -------------   -------------   -------------

EXPENSES:
   General and administrative           45,285           7,935           5,559
   Real estate taxes                       218             219             215
   Insurance                               138             138             158
                                  -------------   -------------   -------------
                                        45,641           8,292           5,932
                                  -------------   -------------   -------------


NET INCOME (LOSS)                $     (42,960)  $      47,752   $      (4,447)
                                  =============   =============   =============

                         SOUTHEAST ACQUISITIONS I, L.P.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                             FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30
                                                   --------------------------------------
                                                      1997           1996         1995
                                                      ----           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest income received                       $    2,456     $    1,919   $    1,360
   Timber revenue received                                 -         54,000            -
   Other income received                                 225            125          125
   Cash paid for operating expenses                   (8,597)        (9,936)      (9,556)
                                                   ----------     ----------   ----------
         Net cash (used in)
            operating activities                      (5,916)        46,108       (8,071)

Cash and cash equivalents,
      beginning of period                             91,596         47,623       55,969
                                                   ----------     ----------   ----------
Cash and cash equivalents,
      end of end of period                        $   85,680     $   93,731   $   47,898
                                                   ==========     ==========   ==========

RECONCILIATION OF NET INCOME(LOSS) TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income(Loss)                               $  (42,960)    $   47,752   $   (4,447)
   Adjustments to reconcile net income(loss)
      to net cash (used in) provided
      by operating activities:
         Increase (decrease) in accrued expenses      37,044         (1,644)      (1,599)
         Increase (decrease) in due
            to affiliates                                  -              -       (2,025)
                                                   ----------     ----------   ----------
         Net cash provided by (used in)
            operating activities                  $   (5,916)    $   46,108   $   (8,071)
                                                   ==========     ==========   ==========