Form 10-K405
period 1997-12-31
SOUTHEAST ACQUISITIONS I L P
filed 1998-04-15
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
  X      ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT
 ---     OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---     ACT OF 1934.

               COMMISSION FILE NUMBER: 0-16835 (FORMERLY 33-12125)

                         ------------------------------

                         SOUTHEAST ACQUISITIONS I, L.P.

                         ------------------------------

                         (Name of issuer in its charter)

       Delaware                                  23-2454443
(State of incorporation)      (IRS Employer Identification organization Number))


                         301 South Perimeter Park Drive
                           Nashville, Tennessee 37211
           -----------------------------------------------------------
                    (Address of principal executive offices)

           Issuer's telephone no., including area code: (615) 833-8716
           -----------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act.

                           Name of each exchange: None
             Title of each Class on which registered: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                   Limited Partnership Units $1,000 Per Unit

           -----------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes X No
                                                                ---    ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
               ---    ---

                                TABLE OF CONTENTS


PART I

ITEM 1.           BUSINESS........................................................................................1
                  Background......................................................................................1
                  Material Recent Developments....................................................................1
                  Employees.......................................................................................1
                  Competition.....................................................................................2
                  Trademarks and Patents..........................................................................2

ITEM 2.           PROPERTY........................................................................................2

ITEM 3.           LEGAL PROCEEDINGS...............................................................................3

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................3

PART II

ITEM 5.           MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST
                  AND RELATED SECURITY HOLDER MATTERS.............................................................4

ITEM 6.           SELECTED FINANCIAL DATA.........................................................................4

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.......................................................................4
                  Background......................................................................................4
                  Results of Operations...........................................................................5
                  1997 Compared to 1996...........................................................................5
                  1996 Compared to 1995...........................................................................5
                  Liquidity and Capital Resources.................................................................6
                  Year 2000 Compliance............................................................................6

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................6

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE........................................................................6

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.............................................7

ITEM 11.          EXECUTIVE COMPENSATION..........................................................................8

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT......................................................................................8
                  Security Ownership of Management................................................................8
                  Changes in Control..............................................................................8

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................9

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................................9
                  (a) Index to Financial Statements...............................................................9
                  (b) Reports on Form 8-K.........................................................................9
                  (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)...........................10


                                     PART I

ITEM 1.           BUSINESS

                  Background

                  Southeast Acquisitions I, L.P. (the "Partnership") was formed on December 5, 1986, as a Delaware limited partnership. On January 2, 1987, the Partnership acquired 202.72 acres of unimproved land (the "Property") near Columbia, South Carolina. The Partnership's primary business objective is to realize appreciation in the value of the Property by holding the Property for investment and eventual sale, although there is no assurance that this will be attained. The Partnership is scheduled to terminate on December 31, 2000.

                  The Partnership's public offering of 4,225 units of limited partnership interest ("Units") commenced on May 14, 1987 and terminated on June 5, 1987. As of the close of the offering, the Partnership had raised $4,225,000 through the sale of the 4,225 Units.

                  The Partnership has been marketing the Property and expects that it will dispose of the Property as conditions warrant. The remaining portion of the Property may be sold in a single sale or divided into parcels which will be sold separately. The timing and manner of sale will be determined by Southern Management Group, LLC, the General Partner of the Partnership. The General Partner generally has the right to sell the Property, or portions thereof, without the consent of the Limited Partners. The Partnership Agreement provides, however, that a majority in interest of the Limited Partners must consent to the sale or disposition at one time of 60% or more of the real estate acreage held by the Partnership as of September 22, 1997, unless the sale or disposition is being made in connection with the liquidation of the Partnership pursuant to the Partnership Agreement or the net proceeds of the sale, when distributed in accordance with the Partnership Agreement, will be sufficient to provide the Limited Partners with distributions equal to the Acquisition Cost of the assets sold.

                  The General Partner believes that the Partnership's cash reserves will be sufficient to last for at least three more years assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

                  Material Recent Developments

                  At a special meeting of Limited Partners held on November 6, 1997, the Partnership Agreement was amended to (i) extend the term of the Partnership from its original expiration date of December 31, 1997 to December 31, 2000; (ii) substitute Southern Management Group, LLC for Southeast Acquisitions, Inc as the general partner of the Partnership; (iii) authorize new commissions and new management fees for the new General Partner; (iii) give the new General Partner the exclusive right to sell Partnership property; and (iv) modify the Partnership Agreement to require that a majority in interest of the Limited Partners must consent to the sale or disposition at one time of 60% or more of the real estate acreage held by the Partnership as of September 22, 1997 unless the sale or disposition is being made in connection with the liquidation of the Partnership pursuant to the Partnership Agreement or the net proceeds of the sale, when distributed in accordance with the Partnership Agreement, will be sufficient to provide the Limited Partners with distributions equal to the Acquisition Cost of the assets sold.

                  In February, 1998, the Partnership completed its first sale of a portion of the Property, when approximately 16.92 acres were sold for a cash price of $22,000 per acre.

                  Employees

                  The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).

                  Competition

                  The General Partner believes that there is significant direct competition within a five mile radius of the Property. The Property consists of approximately 186 acres of undeveloped land situated in the southwest quadrant of the intersection of Interstate 77 ("I-77") and Killian Road. Killian Road is one of only three interchanges with I-77 in the Columbia standard metropolitan statistical area.

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

                  The Barnett site is approximately 1,000 acres, served by all utilities, with minimum site sizes of 50 acres currently being offered at approximately $10,000 per acre. The IBM site is approximately 1,600 acres, with portions served with gas, water and rail, which has recently been offered at $9,000 per acre, based on a purchase of the entire tract. Each of these properties would require additional improvements prior to being marketed as business parks. The Northpoint Business Park is an established business park with a number of existing facilities, an existing infrastructure, and approximately 380 acres remaining available for sale. Northpoint is served by all utilities and currently offers sites in excess of 5 acres starting at $25,000 per acre.

                  A sale of approximately 105 acres in November 1994 to Bose Corporation for a manufacturing facility was made at $16,000 per acre. Bose had, in the past, been presented with the Partnership's property for consideration. Other than the Bose sale, a sale further south on I-77 to Bi-Lo, Inc. (approximately 83 acres for $21,000 per acre), and a few sales in Northpoint Business Park over the past five years, there has been little activity in the vicinity of the Property.

                  Absorption of industrial sites by end users has been extremely slow along the I-77 Business Corridor. Absorption in the Northpoint Business Park has averaged one lot per year since opening in 1988. Based on recent history, the remaining lots in Northpoint Business Park and the Sony park should be sufficient to meet near-term demand for industrial property in northern Richland County.

                  The former general partner was marketing the Property and in March of 1996 the Property was designated as part of the State of South Carolina's Enterprise Zone. This designation is at least partially the result of numerous conversations with the Department of Commerce over the past year. By being awarded this designation, it means that special tax and other incentives will be available to industrial users who locate on the Partnership's Property.

                  Trademarks and Patents

                  The Partnership has no trademarks or patents.

ITEM 2.           PROPERTY

                  Other than the approximately 186 acres of undeveloped land discussed above, the Partnership owns no other properties.

                  During 1996, management of the prior general partner commissioned an appraisal of the Property in an ongoing effort to assess its current market value and the best ways to market and sell the Property. The appraiser evaluated a bulk sale of the Property, assuming a phased sell out of the land, which resulted in a value as of September 30, 1996 of $2,800,000 ($13,800 per acre).

                  The findings of the appraiser were then supported by the information gathered as a result of the former general partner's conversations and meetings with the appraiser, brokers, developers in the area and the South Carolina Department of Commerce.

                  The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value which can only be established by an actual sale.

ITEM 3.           LEGAL PROCEEDINGS

                  The Partnership is not directly a party to, nor is the Partnership's Property directly the subject of, any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  A special meeting of Limited Partners was held on November 6, 1997 at which two alternative sets of amendments to the Partnership Agreement were presented to the Limited Partners for a vote. The matters presented and the votes cast are set forth below:

-------------------------------------------------------------------------------------------------------------
                                            Votes Cast For          Votes Cast Against        Votes Abstained
                                            --------------          ------------------        ---------------
-------------------------------------------------------------------------------------------------------------
First Alternative Amendments
-------------------------------------------------------------------------------------------------------------
  Extend the Partnership until
December 31, 2000                              2,856.004                       55                   77
-------------------------------------------------------------------------------------------------------------
  Substitute a new general partner             2,688.004                      181                  119
-------------------------------------------------------------------------------------------------------------
  Authorize new fees, commissions
and rights to sell Partnership
property for the new general partner           2,631.004                      228                  129
-------------------------------------------------------------------------------------------------------------
  Give the new general partner the
exclusive right to sell Partnership
Property                                       2,673.004                      253                   62
-------------------------------------------------------------------------------------------------------------
  Modify the Limited Partners'
rights to consent to certain sales of
Partnership property                           2,736.004                      110                  142
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Second Alternative Amendments
-------------------------------------------------------------------------------------------------------------
  Extend the Partnership until
December 31, 2000                                489.611                1,703.393                  795
-------------------------------------------------------------------------------------------------------------
  Authorize new fees, commissions
and rights to sell Partnership
property for the general partner                 384.611                1,748.393                  855
-------------------------------------------------------------------------------------------------------------
  Eliminate the Limited Partners'
rights to consent to certain sales of
Partnership property                             390.611                1,772.393                  825
-------------------------------------------------------------------------------------------------------------
  Give the general partner the
exclusive right to sell Partnership
property                                         389.611                1,823.393                  775
-------------------------------------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

                  There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on May 14, 1987 of 4,225 Units of limited partnership interests. The offering of $4,225,000 was fully subscribed and terminated on June 5, 1987. As of December 31, 1997, there were 208 limited partners in the Partnership.

ITEM 6.           SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------
                    For the Year     For the Year      For the Year     For the Year     For the Year
                       Ended            Ended             Ended            Ended            Ended
                    December 31,     December 31,      December 31,     December 31,     December 31,
                        1997             1996              1995             1994             1993
------------------------------------------------------------------------------------------------------
Operating
Revenues             $    3,430       $   56,856        $    1,952       $    2,032       $    3,282
------------------------------------------------------------------------------------------------------
Net (Loss)           $  (60,155)      $ (954,284)*      $   (6,520)      $  (17,089)      $  (21,080)
------------------------------------------------------------------------------------------------------
Net (Loss) per
Unit of Limited
Partnership
Interest             $   (14.24)      $  (225.87)       $    (1.54)      $    (4.04)      $    (4.99)
------------------------------------------------------------------------------------------------------
Total Assets         $2,561,131       $2,611,596*       $3,564,268       $3,572,614       $3,590,840
------------------------------------------------------------------------------------------------------
Long Term
Obligations                None             None              None             None             None
------------------------------------------------------------------------------------------------------
Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest                   None             None              None             None             None
------------------------------------------------------------------------------------------------------

*Includes a provision for loss on land of $996,645.

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

                  1997 Compared to 1996

                  The Partnership's activities for fiscal years 1997 and 1996 were primarily focused on selling the Property. During 1997, the Partnership did not receive any offer and sold no portion of the Property. Revenues for 1997 consisted primarily of interest income, as compared with 1996 when revenues consisted primarily of proceeds from the sale of timber. There were no timber sales in 1997. Interest income in 1997 was $3,055 compared with $2,656 in interest income in 1996. Other income consisted of partnership transfer fees of $375 in 1997, as compared to $200 in 1996.

                  Expenses for 1997 included $48,627 of professional and other fees related to the change in general partner and an amendment of the partnership agreement in connection with a special meeting of the Limited Partners in November 1997. There were no such fees in 1996. In addition, expenses in 1997 included $1,221 in management fees paid to the new General Partner. The Partnership's other expenses in 1997 consisted primarily of general and administrative expenses, which decreased by 5.7% from 1996, and real estate taxes and insurance which were comparable to those paid in 1996.

                  An appraisal of the Property was commissioned by the former general partner in 1996 since the last appraisal prior to such time was four years old. The 1996 appraiser determined the fair value for the Property to be $2,800,000. The prior appraiser had established a value of $4,055,000. The former general partner reviewed the assumptions and conclusions of the appraisal and met with the appraiser, numerous local real estate professionals, the Central Carolina Economic Development Alliance and the South Carolina Department of Commerce to confirm the reasonableness of the appraisal. Based upon the results of these activities, the former general partner concluded that the 1996 appraisal was a reasonable approximation of the Property's market value at the time. As a result, in 1996 the Partnership adjusted the carrying value of the Property to reflect its fair value, less estimated disposition costs, in accordance with generally accepted accounting principles for land that is held for sale by recording a write-down of $996,645 in 1996.

                  The 1996 and 1992 appraisals were prepared using essentially the same assumptions and methodology, but differ as a result of changing market conditions. In both cases, there were very few sales in the vicinity to be used as comparable transactions and there was an abundance of land available for development. There were a few sales of developed land in the area between 1992 and 1996 that enabled the 1996 appraiser to perform some additional analysis of the Property's value and this analysis led to the conclusion of the lower value. During the period between 1992 and 1996, based on the Partnership's then managements' knowledge of the limited number of land sales and overall market conditions and its disposition plans for the Property, there was no reason to conclude that there had been a diminution in value.

                  1996 Compared to 1995

                  The Partnership's activities for fiscal years 1996 and 1995 were primarily focused on selling the Property. Revenues for 1996 consisted of interest income of $2,656 compared with $1,727 in 1995 and partnership transfer fees of $200 in 1996 compared with $225 in 1995. Revenues in 1996 also included $54,000 of proceeds from sale of timber compared with no revenues from that activity in 1995.

                  Expenses for 1996 and 1995 consisted primarily of general and administrative costs. In 1996 general and administrative costs were $14,020 compared with $7,977 in 1995. The increase in 1996 was due primarily to the costs of the appraisal in 1996 and legal fees associated with investor communications. The Partnership's other expenses consisted of real estate taxes and insurance which were comparable in 1996 with 1995.

                  Inflation did not have a material impact on operations during 1997, 1996 and 1995.

                  Liquidity and Capital Resources

                  The Partnership had cash reserves of $41,131 at December 31, 1997. In addition, the Partnership sold approximately 17 acres of the Property in February, 1998 for $22,000 per acre less commissions and closing costs. As a result, the General Partner believes that the Partnership has sufficient cash reserves to cover normal Partnership expenses for an additional three years. However, if additional expenses are incurred or should the Partnership decide to construct infrastructure improvements to enhance the marketability of the Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

                  Year 2000 Compliance

                  The Partnership's operations are not dependant in any meaningful way on computer hardware or software. The General Partner has commenced a process of determining whether the Partnership's accounting systems and Limited Partner registration records will be negatively affected by the so-called "Year 2000 Problem". The "Year 2000 Problem" generally refers to the inability of computer software or hardware to recognize years in more than two digits. As a result, the year 2000 would appear as "00" and may be viewed by the computer as the year 1900. This could cause severe negative consequences in some computer software and hardware. At this time, the Partnership does not anticipate that any significant expenditures will be required to ensure that the Partnership's operations are not negatively affected by the Year 2000 Problem.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the year ended December 31, 1997 together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, and the financial statements for the years ended December 31, 1996 and 1995, together with the report of the Partnership's former independent auditors, Ernst & Young LLP, are included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Following the Partnership meeting of November 6, 1997, the new General Partner, Southern Management Group, LLC, changed auditors from Ernst & Young LLP to Williams Benator & Libby, LLP. There were no disagreements with the prior accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure in the two years ended December 31, 1996 or in the interim periods from January 1, 1997 through November 20, 1997. The reports of the prior accountant for the fiscal years ended December 31, 1996 and 1995 did not contain an adverse opinion, disclaimer of opinion, qualification or modification as to uncertainty, audit scope or accounting principles. The Partnership did not consult with the new accountants at any time during the years ended December 31, 1996 and 1995 and the subsequent interim periods through November 20, 1997 regarding either the application of an accounting principle, the type of opinion that would be rendered on the Partnership's financial statements, or any matter that was the subject of disagreement with the Partnership's prior accountants.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                  The Partnership does not have any directors or officers. The General Partner manages and controls the affairs of the Partnership and has responsibility for all aspects of the Partnership's operations. The current members and executive officers and directors of the General Partner are identified and described below.

                  The General Partner is a Tennessee limited liability company whose members are Richard W. Sorenson, who owns a 51% interest in the General Partner, and Southeast Venture Corporation, a Tennessee corporation which owns 49% of the General Partner.

                  Mr. Sorenson, age 71, has over 35 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities.
All of these activities occurred in the southeastern United States.

                  Mr. Sorenson was President of Phoenix Investment Company ("Phoenix"), a publicly owned, Atlanta based real estate development and investment firm from 1965 to 1970. Concurrent with his employment at Phoenix, he was President of First Atlanta Realty Fund, a publicly owned real estate investment trust. During his tenure with the trust, he served as a Trustee of the National Association of Real Estate Investment Trusts.

                  Following his departure from Phoenix in 1970, Mr. Sorenson became Vice President of Cousins Properties in Atlanta, where he was responsible for development of office buildings, shopping centers and apartments until 1971. Until forming Southeast Venture Companies ("SV") in 1979, Mr. Sorenson was an independent real estate developer.

                  Mr. Sorenson was co-founder of SV in 1979. In 1992, substantially all of the assets of SV were sold to Southeast Venture Corporation.

                  Mr. Sorenson is a graduate of the Northwestern University Business School with a major in real estate.

                  The other member of the General Partner is Southeast Venture Corporation ("SVC"). The officers and key employees of SVC include the following:

                  Paul J. Plummer, age 47. Mr. Plummer serves as director of project management services for SVC. Mr. Plummer is responsible for management, team structuring, cost control and scheduling of large scale projects for SVC including office buildings, medical centers, commercial office buildings, commercial land ventures and build-to-suit projects. Before joining SVC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

                  Wood S. Caldwell, age 44. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SV in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

                  Axson E. West, age 43. Mr. West serves as vice president of brokerage services for SVC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SV in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. Mr. West is director of the Nashville Board of Realtors and president elect of the board's commercial investment division. He received his bachelor of arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

                  Cameron W. Sorenson, age 35. Mr. Sorenson serves as director of vertical development for SVC. He is primarily responsible for providing development and project management for the clients of SVC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large scale land development ventures for SVC. Prior to joining SV in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his bachelor of science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

ITEM 11.          EXECUTIVE COMPENSATION

                  During the fiscal year ended December 31, 1997, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid to the General Partner a management fee of $1,221 in the fiscal year ended December 31, 1997. See Item 13 of this report, "Certain Relationships and Related Transactions".

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

---------------------------------------------------------------------------------------------
                                                                                    Percent
  Title of Class           Beneficial Owner            Beneficial Ownership         of Class
---------------------------------------------------------------------------------------------
Units of Limited      F&D Development, Inc.           $250,000 representing           5.9%
Partnership           102 Goldeneye Drive             250 Units of Limited
Interest              Kiawah Island, SC  29455        Partnership Interest
---------------------------------------------------------------------------------------------

                  As of December 31, 1997, no other person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the Units of the Partnership.

                  Security Ownership of Management

                  No individual member, or director or officer of a member, of the General Partner nor such directors or officers as a group, owns any of the Partnership's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received their cumulative distributions equal to a 10% non-compounded Cumulative Annual Return of their Adjusted Capital Contribution plus a return of their Capital Contributions as those terms are defined in the Partnership Agreement. Thereafter, the General Partner will receive 30% of cash distributions. The General Partner will share in taxable income to reflect cash distributions or, to the extent there are losses, 1% of such losses.

                  Changes in Control

                  There are no arrangements known to the Partnership that would at any subsequent date result in a change in control of the Partnership.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  From 1987 to November 6, 1997, the Partnership paid $8,100 annually as an administration fee to the former general partner. The cumulative amount of such fee could not exceed $64,800 and, as of December 31, 1994, fees charged since inception amounted to $64,800. As of November 6, 1997, the Limited Partners voted and agreed to pay the new General Partner, Southern Management Group, LLC, a fee of $1,221 for the period November 6, 1997 through December 31, 1997 and annual fees of $8,100 from January 1, 1998 through December 31, 2000. Any fee payments will cease at a date when the Partnership is liquidated.

                  The General Partner will also receive 1% of cash distributions until the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). Thereafter, the General Partner will receive 30% of cash distributions. During 1997, 1996 and 1995 the General Partner received no cash distributions.

                  At the special meeting of Limited Partners held on November 6, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's Property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the sale of the property, provided that the General Partner or its affiliates would only be entitled to up to 50% of any such compensation. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

                                                                                 Page
                  (a)      Index to Financial Statements
                           Report of Independent Auditors for 1997                F-1
                           Balance Sheet                                          F-2
                           Statement of Operations                                F-3
                           Statement of Partners' Equity (Deficit)                F-4
                           Statement of Cash Flows                                F-5
                           Notes to Financial Statements                          F-6


                           Report of Independent Auditors for 1996 and 1995       F-11
                           Balance Sheets                                         F-12
                           Statements of Operations                               F-13
                           Statements of Partners' Equity (Deficit)               F-14
                           Statements of Cash Flows                               F-15
                           Notes to Financial Statements                          F-16

                           Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Partnership during the fourth quarter of 1997, except the following:

                           Form 8-K, dated November 6, 1997, relating to change in General Partner.

                           Form 8-K, dated November 20, 1997, relating to change in accountants.

                           Form 8-K/A, dated December 29, 1997, relating to change in accountants.

                  (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

--------------------------------------------------------------------------------
Exhibit Numbers                     Description                      Page Number
--------------------------------------------------------------------------------
3.1(a)                   Certificate of Limited Partnership               *
--------------------------------------------------------------------------------
3.1(b) & (4)             Restated Limited Partnership                    **
                         Agreement
--------------------------------------------------------------------------------
3.1                      First Amendment to Restated Limited            E-1
                         Partnership Agreement
--------------------------------------------------------------------------------
9                        not applicable
--------------------------------------------------------------------------------
11                       not applicable
--------------------------------------------------------------------------------
12                       not applicable
--------------------------------------------------------------------------------
13                       not applicable
--------------------------------------------------------------------------------
16                       not applicable
--------------------------------------------------------------------------------
18                       not applicable
--------------------------------------------------------------------------------
19                       not applicable
--------------------------------------------------------------------------------
22                       not applicable
--------------------------------------------------------------------------------
24                       not applicable
--------------------------------------------------------------------------------
25                       not applicable
--------------------------------------------------------------------------------
27                       Financial Data Schedule
--------------------------------------------------------------------------------
28                       not applicable
--------------------------------------------------------------------------------
29                       not applicable
--------------------------------------------------------------------------------

* Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-12125.

** Incorporated by reference to Exhibit 3.2 filed as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-12125.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOUTHEAST ACQUISITIONS I, L.P.
                                    a Delaware limited partnership

                                    By:    SOUTHERN MANAGEMENT GROUP, LLC
                                           General Partner

                                    By:    /s/ Richard W. Sorenson
                                           -------------------------------------
                                           RICHARD W. SORENSON
                                           President and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                           Title                            Date
---------                                           -----                            ----
/s/ Richard W. Sorenson                  President, Chief Executive Officer          April 15, 1998
-------------------------------          and Chief Financial Officer of
                                         Southern Management Group, LLC

                         REPORT OF INDEPENDENT AUDITORS


Partners
Southeast Acquisitions I, L.P.
Nashville, Tennessee


We have audited the accompanying balance sheet of Southeast Acquisitions I, L.P. (a Delaware limited partnership) as of December 31, 1997, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions I, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            /s/ Williams Benator & Libby, LLP

Atlanta, Georgia
January 15, 1998

BALANCE SHEET

SOUTHEAST ACQUISITIONS I, L.P.

December 31, 1997


ASSETS

Land held for sale--Note D                          $ 2,520,000

Cash and cash equivalents                                41,131
                                                    -----------

                                                    $ 2,561,131
                                                    ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses--Note B       $    17,739

Partners' equity (deficit)--Note C
    General partners                                    (10,764)
    Limited partners (4,225 units outstanding)        2,554,156
                                                    -----------
                                                      2,543,392
                                                    -----------
                                                    $ 2,561,131
                                                    ===========



See notes to financial statements.

STATEMENT OF OPERATIONS

SOUTHEAST ACQUISITIONS I, L.P.

Year Ended December 31, 1997

Interest and other income                              $  3,430

Expenses:
    Professional and other fees related to change
      in general partner and amendment of
      partnership agreement                              48,627
    General and administrative                           13,222
    Management fee--Note B                                1,221
    Real estate taxes                                       301
    Insurance                                               214
                                                         63,585
                                                       --------

Net loss--Note C:
    General partners                                       (602)
    Limited partners                                    (59,553)
                                                       --------

                                                       $(60,155)
                                                       --------

Net loss per limited partnership unit                  $ (14.24)
                                                       ========



See notes to financial statements.

STATEMENT OF PARTNERS' EQUITY (DEFICIT)

SOUTHEAST ACQUISITIONS I, L.P.

Year Ended December 31, 1997


                                                   General         Limited
                                                   Partners        Partners           Total
                                                   --------       -----------       -----------
Balance at January 1, 1997                         $(10,162)      $ 2,613,709       $ 2,603,547

Net loss for the year ended December 31, 1997          (602)          (59,553)          (60,155)
                                                   --------       -----------       -----------

Balance at December 31, 1997                       $(10,764)      $ 2,554,156       $ 2,543,392
                                                   ========       ===========       ===========


See notes to financial statements.

STATEMENT OF CASH FLOWS

SOUTHEAST ACQUISITIONS I, L.P.

Year Ended December 31, 1997


CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                  $(60,155)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Increase in accounts payable and accrued expenses                       9,690
                                                                              --------
                                                        NET CASH USED IN
                                                    OPERATING ACTIVITIES       (50,465)

Cash and cash equivalents at beginning of year                                  91,131
                                                                              --------

                                               CASH AND CASH EQUIVALENTS
                                                          AT END OF YEAR      $ 41,131
                                                                              ========



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS I, L.P.

December 31, 1997


NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions I, L.P. ("the Partnership") is a Delaware limited partnership that was formed to acquire and sell undeveloped land. The Partnership was formed during December 1986 and received equity contributions totaling $4,225,000 through the sale of 4,225 limited partnership units during 1987. The Partnership was originally scheduled to terminate on December 31, 1997. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2000.

The Partnership's property consists of approximately 203 acres of undeveloped land near Columbia, South Carolina, which was acquired during January 1987. Since its acquisition, the property has been held for sale. There have been no sales to date.

The following accounting policies are presented to assist the reader in understanding the Partnership's financial statements:

Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are to be recognized upon the closing of an enforceable sales contract and upon the Partnership's full execution of its obligations under the contract.

Land Held for Sale: Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS No. 121, the Partnership's land held for sale is carried at the lower of cost or fair value less estimated cost to sell.

The Partnership's land is carried net of a write-down of $996,645 that was recognized during the year ended December 31, 1996. The carrying value is based on an independent appraisal, less cost to sell, estimated at 10% of fair value. Prior to 1996, the Partnership's policy had been to carry the land at the lower of cost or fair value.

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. Write-downs of the land's carrying value of $996,645 that have been recorded for financial statement purposes are not recognized for income tax purposes until the land is sold.

SOUTHEAST ACQUISITIONS I, L.P.


NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--Continued

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents.


NOTE B--RELATED PARTY TRANSACTIONS

During the year ended December 31, 1997, the Partnership paid a management fee of $1,221 to its new general partner, as provided for in the amendment to the partnership agreement that was adopted during November 1997. The original partnership agreement provided for management fees, not to exceed $64,000, during the term of the Partnership. Those fees were fully paid to the previous general partner during 1994. Accordingly, no management fees were paid to the previous general partner during the year ended December 31, 1996.

The amended partnership agreement provides for annual management fees of $8,100 to be paid to the new general partner through the year ended December 31, 2000.

As of December 31, 1997, the Partnership owed $5,283 to companies related to the new general partner for legal fees incurred for the change in general partner and approval of the amendments to the partnership agreement.

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. Such reimbursements to the previous general partner totaled $41,214 during the year ended December 31, 1997. No reimbursements were made to the new general partner during the year ended December 31, 1997.

SOUTHEAST ACQUISITIONS I, L.P.


NOTE C--PARTNERSHIP AGREEMENT

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Except for distributions in connection with the liquidation of the Partnership, cash distributions are to be allocated 1% to the general partner and 99% to the limited partners, in proportion to their units, until the limited partners have received distributions equal to a 10% noncompounded cumulative annual return on their adjusted capital contributions, as defined ($4,471,458 at December 31, 1997). After the 10% cumulative return has been satisfied, cash distributions are to be allocated 1% to the general partner and 99% to the return of the limited partners' capital contributions, in proportion to their units ($4,225,000 at December 31, 1997). Any subsequent cash distributions are to be allocated 30% to the general partner and 70% to the limited partners in proportion to their units. Amounts distributed in connection with the liquidation of the Partnership are to be distributed in accordance with each partner's adjusted capital account as defined in the partnership agreement.

(b) Profits and losses are to be allocated as provided in the partnership agreement. Generally, profits will be allocated to reflect cash distributions or to offset any negative balances in the partners' capital accounts. Losses will generally be allocated 99% to the limited partners, in proportion to their units, and 1% to the general partner, or to reduce any positive account balances in the partners' capital accounts. In no event will the general partner be allocated less than 1% of the profits or losses for any year.

Upon dissolution and termination of the Partnership, the general partner is required to contribute to the capital of the Partnership the lesser of any negative amount of its capital account, as defined, or 1.01% of the capital contributions made by the limited partners. Any amount so contributed will be distributed to the limited partners in proportion to their positive capital account balances. If, upon dissolution and termination of the Partnership, the limited partners do not receive distributions which cumulatively total their initial capital contributions plus a 10% noncompounded cumulative annual return, the general partner will be required to contribute to the capital of the Partnership an amount equal to the lesser of cumulative distributions to the general partner or the amount necessary to provide the limited partners with a return of the initial capital contribution plus the 10% noncompunded cumulative annual return.

SOUTHEAST ACQUISITIONS I, L.P.


NOTE C--PARTNERSHIP AGREEMENT--Continued

Total compensation paid to all persons, including the new general partner, upon sale of the Partnership's property, is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price. The new general partner or its affiliates are entitled to receive up to 50% of any such compensation. Any such commission or disposition fee paid to the general partner would reduce any distribution which it would otherwise be entitled to pursuant to the partnership agreement. The general partner or an affiliate may be given the exclusive right to sell the property.


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 1997, land consisted of the following:

                                                                          Gross Amount
                                                                       at Which Carried at
                Description                     Initial Cost           December 31, 1997            Date Acquired
------------------------------------------      ------------           ------------------           -------------
202.72 acres of unimproved land
    near Columbia, South Carolina                $3,516,645                $2,520,000               January 1987
                                                 ==========                ==========

There were no liens on the land as of December 31, 1997. At December 31, 1997, the aggregate carrying value of the land for income tax purposes was $3,516,645. The difference between the carrying value for financial statement purposes and income tax purposes resulted from a write-down that was recorded for financial statement purposes as more fully described in Note A.

SOUTHEAST ACQUISITIONS I, L.P.


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY--Continued

Land activity for the years ended December 31, 1995, 1996 and 1997 consisted of the following:

Balance at January 1, 1995                                   $ 3,516,645
Additions                                                            -0-
Deductions                                                           -0-
                                                             -----------

                           Balance at December 31, 1995        3,516,645
Additions                                                            -0-
Deductions--write-down to lower of cost or
    fair value, less estimated cost to sell                     (996,645)
                                                             -----------

                           Balance at December 31, 1996        2,520,000
Additions                                                            -0-
Deductions                                                           -0-
                                                             -----------

                           Balance at December 31, 1997      $ 2,520,000
                                                             ===========

                         Southeast Acquisitions I, L.P.

                              Financial Statements

                     Years ended December 31, 1996 and 1995





                                    CONTENTS


Report of Independent Auditors.........................................................................1

Audited Financial Statements

Balance Sheets.........................................................................................2
Statements of Operations...............................................................................3
Statements of Partners' Equity (Deficit)...............................................................4
Statements of Cash Flows...............................................................................5
Notes to Financial Statements..........................................................................6

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

                                                          /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 7, 1997

                         Southeast Acquisitions I, L.P.

                                 Balance Sheets

                                                                              DECEMBER 31
                                                                        1996                  1995
                                                              --------------------------------------------
ASSETS
Land, net                                                         $    2,520,000        $    3,516,645
Cash                                                                      91,596                47,623
                                                              --------------------------------------------
                                                                  $    2,611,596        $    3,564,268
                                                              ============================================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Accrued expenses                                                  $        8,049        $        6,437
Partners' equity (deficit):
    General                                                              (10,162)                 (619)
    Limited (4,225 units authorized, issued and outstanding)
                                                                       2,613,709        $    3,558,450
                                                              --------------------------------------------
                                                                  $    2,611,596        $    3,564,268
                                                              ============================================




See accompanying notes.

                         Southeast Acquisitions I, L.P.

                            Statements of Operations





                                                                      YEAR ENDED DECEMBER 31
                                                            1996                 1995                  1994
                                                 -------------------------------------------------------------
Revenue:
     Interest and other income                      $        2,856           $     1,952            $    2,032
     Timber revenue                                         54,000                     -                     -
                                                 -------------------------------------------------------------
                                                            56,856                 1,952                 2,032

Expenses:
     General and administrative                             14,020                 7,977                 7,653
     Management fee                                              -                     -                 8,100
     Insurance                                                 184                   204                 3,082
     Real estate taxes                                         291                   291                   286
     Provision for loss on land                            996,645                     -                     -
                                                 -------------------------------------------------------------
                                                         1,011,140                 8,472                19,121
                                                 -------------------------------------------------------------
Net loss:
     General partner                                        (9,543)                  (65)                 (171)
     Limited partners                                     (944,741)               (6,455)              (16,918)
                                                 --------------------------------------------------------------
                                                    $     (954,284)          $    (6,520)           $  (17,089)
                                                 ==============================================================

Net loss per limited partnership unit               $      (225.87)          $     (1.54)           $    (4.04)
                                                 ==============================================================



See accompanying notes.

                         Southeast Acquisitions I, L.P.

                    Statements of Partners' Equity (Deficit)

                                               GENERAL               LIMITED
                                               PARTNER               PARTNERS                TOTAL
                                        -------------------------------------------------------------

Balance, January 1, 1994                      $      (383)        $   3,581,823         $   3,581,440
    Net loss                                         (171)              (16,918)              (17,089)
                                        -------------------------------------------------------------
Balance, December 31, 1994                           (554)            3,564,905             3,564,351
    Net loss                                          (65)               (6,455)               (6,520)
                                        -------------------------------------------------------------
Balance, December 31, 1995                           (619)            3,558,450             3,557,831
    Net loss                                       (9,543)             (944,741)             (954,284)
                                        -------------------------------------------------------------
Balance, December 31, 1996                    $   (10,162)        $   2,613,709         $   2,603,547
                                        =============================================================



See accompanying notes.

                         Southeast Acquisitions I, L.P.

                            Statements of Cash Flows

                                                                          YEAR ENDED DECEMBER 31
                                                                  1996             1995              1994
                                                            ---------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                       $   (954,284)    $     (6,520)     $    (17,089)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Provision for loss on land                                   996,645                -                 -
       Changes in operating assets and liabilities:
          Accrued expenses                                            1,612              199            (1,137)
          Due to affiliate                                                -           (2,025)                -
                                                            --------------------------------------------------
Net increase (decrease) in cash                                      43,973           (8,346)          (18,226)

Cash, beginning of year                                              47,623           55,969            74,195
                                                            --------------------------------------------------
Cash, end of year                                              $     91,596     $     47,623      $     55,969
                                                            ==================================================




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

An appraisal was commissioned in 1996 as the last appraisal was four years old. The 1996 appraiser determined the fair value of the Property to be $2,800,000. The prior appraiser had established a value of $4,055,000. The General Partner reviewed the assumptions and conclusions of the appraisal and met with the appraiser, numerous local real estate professionals, the Central Carolina Economic Development Alliance, and the South Carolina Department of Commerce to confirm the reasonableness of the appraisal. Based upon the result of these activities, the General Partner concluded that the 1996 appraisal is a reasonable approximation of the Property's current market value. As a result, the Partnership adjusted the carrying value of the Property to reflect its fair value, less estimated disposition costs, in accordance with generally accepted accounting principles for land that is held for sale.

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

                         SOUTHEAST ACQUISITIONS I, L.P.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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