Form 10-Q
period 1998-03-31
SOUTHEAST ACQUISITIONS I L P
filed 1998-05-20
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q
 X
--- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 1998 TO MARCH 31, 1998.



Commission File number:  0-16835 (formerly 33-12125-A)

                         SOUTHEAST ACQUISITIONS I, L.P.
                         ------------------------------
                           (Exact name of registrant)

Delaware                                                 23-2454443
--------                                                 ----------

(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

301 South Perimeter Park Drive
Nashville, Tennessee  37211
(Address of Principal Executive Offices)

Issuer's Telephone Number:  615-834-0872

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ----    ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at March 31, 1998 are attached hereto as Exhibit A.

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

         Results of Operations for First Quarter of 1998 Compared with First Quarter of 1997

         The Partnership activities for the first quarter of 1998 and the first quarter of 1997 were focused on the sale of Partnership property. During the first quarter of 1998 the Partnership sold 16.918 acres of land fronting Killian Road, as compared with no sales during the first quarter of 1997. The property sold in the first quarter of 1998 was sold for a gross price of $44,000 per acre and netted, after sales costs, $333,213 in revenue to the Partnership. The conveyed property was a portion of a larger tract acquired in 1987 for $17,170 per acre and the larger tract was independently appraised in 1996 for $13,812 per acre. The site sold in the first quarter of 1998 has more value than some of the sites in the rear portion of the tract which include 34.5 +/- acres that are situated in the flood plain. Other income during the first quarter of 1998 consisted of interest income of $1,179 as compared with $706 in the first quarter of 1997. The increase in interest income was primarily due to funds on hand from the above sale.

         Expenses in the first quarter of 1998 included general and administrative expenses of $8,397 versus $1,626 in the first quarter of 1997. The increase was primarily due to legal fees and accounting fee accruals. In addition, the Partnership had $2,025 of management fees in the first quarter of 1998 as compared with no such fees in the first quarter of 1997, due to the presence of a new general partner admitted to the Partnership in the third quarter of 1997. Other expenses in the first quarter of 1998 were real estate taxes of $73 and insurance of $81, which were comparable to the same expenses in the first quarter of 1997

         Inflation did not have any material impact on operations during the first quarter of 1998 and it is not expected to materially impact future operations.

         To facilitate the possible sale of parcels, the Partnership may be required to build a short, stub road off Killian Road. To minimize the expense of building such a road, the Partnership made an agreement with a timber company to timber the Property and to locate one of their timber roads in an area where the Partnership would build the spine road so that the clearing for the road was done at no expense to the Partnership.

         The Partnership has not determined to construct the stub road as of this date.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $355,863 at March 31, 1998, which was used to make a distribution to Partners of $253,500 during the second fiscal quarter of 1998 and to cover the following estimated annual costs: management fees $8,100, accounting $14,000, legal $10,400, insurance $450, taxes $300, and other administrative costs $3,900. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or should the Partnership decide to construct the stub road into the Property (as discussed earlier), the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebted ness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There are no change in the partnership's securities during the first quarter of fiscal year 1998.

Item 3 - Defaults Upon Senior Securities

         There was no default in the payment of principal, interest, a sinking or purchase fund installment of any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there has been no arrearages or delinquencies with respect to any such preferred stock.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to the Partners for a vote during the first quarter of 1998.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers                     Description
---------------                     -----------

27                                  Financial Data Schedule (for SEC use only)

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                            Title                              Date
---------                                            -----                              ----

/s/ Richard W. Sorenson                              President,                             May 19,   1998
------------------------------                       Southern Management                --------------
Richard W. Sorenson                                  Group, LLC


                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP

                                 BALANCE SHEETS



                                                       March 31,         December 31,
                                                         1998                1997
                          ASSETS                     (Unaudited)
                                                     -----------         -----------
Land held for sale                                   $ 2,309,693         $ 2,520,000

Cash and cash equivalents                                355,863              41,131

Prepaid insurance                                            245                  --
                                                     -----------         -----------
                                                     $ 2,665,801         $ 2,561,131
                                                     ===========         ===========


             LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                $     8,920         $    17,739

Partners' equity:
  General partner                                         (9,629)            (10,764)
  Limited partners (4,225 units outstanding)           2,666,510           2,554,156
                                                     -----------         -----------
                                                       2,656,881           2,543,392
                                                     -----------         -----------
                                                     $ 2,665,801         $ 2,561,131
                                                     ===========         ===========



See notes to financial statements.

                                   EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                  (UNAUDITED)



                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31
                                                   ------------------------------------
                                                       1998                     1997
REVENUES:
  Gain on sale of land                             $  122,887               $        --
  Interest income                                       1,179                       706
                                                   ----------               -----------
                                                      124,066                       706
                                                   ----------               -----------

EXPENSES:
  General and administrative                            8,398                     1,626
  Management fee                                        2,025                        --
  Real estate taxes                                        73                        73
  Insurance                                                81                        46
                                                   ----------               -----------
                                                       10,577                     1,745
                                                   ----------               -----------

NET INCOME (LOSS)                                     113,489                    (1,039)

Partners' equity,
  Beginning of period                               2,543,392                 2,603,547
                                                   ----------               -----------

Partners' equity,
  End of period                                    $2,656,881               $ 2,602,508
                                                   ==========               ===========

Weighted average number
  of limited partnership
  units outstanding                                     4,225                     4,225
                                                   ==========               ===========

Income (loss) from operations
  per limited partnership
  interest                                         $    26.59               $     (0.24)
                                                   ==========               ===========



See notes to financial statements.

                                   EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                   FOR THE THREE MONTHS
                                                                                      ENDED MARCH 31
                                                                             ----------------------------------
                                                                                  1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land                                                    $ 333,194         $     --
  Interest income received                                                          1,179              706
  Cash paid for operating expenses                                                (19,641)          (8,188)
                                                                                ---------         --------
               Net cash provided by (used in)
                 operating activities                                             314,732           (7,482)

Cash, beginning of period                                                          41,131           91,596
                                                                                =========         ========
Cash, end of period                                                             $ 355,863         $ 84,114
                                                                                =========         ========


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:

  Net income (loss)                                                             $ 113,489         $ (1,039)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:

               Gain on sale of land                                              (122,887)              --
               Net proceeds from sale of land                                     333,194               --
               Decrease in accounts payable and accrued expenses                   (8,819)          (6,351)
               Increase in prepaid expenses                                          (245)             (92)
                                                                                ---------         --------
               Net cash provided by (used in) operating
                 activities                                                     $ 314,732         $ (7,482)
                                                                                =========         ========



See notes to financial statements.

                          SOUTHEAST ACQUISITIONS I, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 1998
                                   (Unaudited)

A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                                                              1998                      1997
                                                              ----                      ----
         Management Fees                                      $2,025                      --
         Accounting Fees                                          --                      --
         Transfer Fees                                        $  400                      --