Form 10-Q
period 1998-06-30
SOUTHEAST ACQUISITIONS I L P
filed 1998-08-11
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 1998 TO JUNE 30, 1998.



Commission File number:  0-16835 (formerly 33-12125-A)
                         -----------------------------


                         SOUTHEAST ACQUISITIONS I, L.P.
--------------------------------------------------------------------------------
                           (Exact name of registrant)


Delaware                                               23-2454443
------------------------------              ------------------------------------
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

301 South Perimeter Park Drive
Nashville, Tennessee  37211
(Address of Principal Executive Offices)

Issuer's Telephone Number:  615-834-0872
                            ------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   x   No
                                       ----     ----

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at June 30, 1998 are attached hereto as Exhibit A.

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

         Results of Operations for Second Quarter of 1998 Compared with Second Quarter of 1997

         The Partnership activities for the second quarter of 1998 and the second quarter of 1997 were focused on the sale of Partnership property. During the second quarter of 1998 there were no sales. In the first quarter the Partnership completed one sale of 16.918 acres at $22,000 per acre which, after cost of sales, netted the Partnership $333,213. In the 10-Q filing at March 31, 1998, the per acre price was incorrectly stated at $44,000 per acre.

         Expenses in the second quarter of 1998 included general and administrative expenses of $16,299 versus $2,034 in the second quarter of 1997. The increase was primarily due to legal fees and accounting fee accruals. In addition, the Partnership had $2,025 of management fees in the second quarter of 1998 as compared with no such fees in the second quarter of 1997, due to the presence of a new general partner admitted to the Partnership in the third quarter of 1997. Other expenses in the second quarter of 1998 were real estate taxes of $70 and insurance of $82, which were comparable to the same expenses in the second quarter of 1997.

         Inflation did not have any material impact on operations during the second quarter of 1998 and it is not expected to materially impact future operations.


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

         Liquidity and Capital Resources

         The Partnership has cash reserves of $84,583 at June 30, 1998, to cover the following estimated annual costs: management fees $8,100, accounting $14,000, legal $10,400, insurance $450, taxes $300, and other administrative costs $3,900. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or should the Partnership decide to construct the stub road into the Property (as discussed earlier), the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There are no change in the partnership's securities during the second quarter of fiscal year 1998.

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

         No matters were submitted to the Partners for a vote during the second quarter of 1998.

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



Signature                         Title                        Date
---------                         -----                        ----



/s/ Richard W. Sorenson           Member,                      August 10, 1998
---------------------------       Southern Management
Richard W. Sorenson               Group, LLC

                                   EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP

                                 BALANCE SHEETS

                                                        JUNE 30,           DECEMBER 31,
                                                          1998                 1997
                                                      (UNAUDITED)
                                                      -----------          -----------
                          ASSETS

LAND HELD FOR SALE                                    $ 2,309,693          $ 2,520,000

CASH AND CASH EQUIVALENTS                                  84,583               41,131

PREPAID INSURANCE                                             163                   --

PREPAID EXPENSES                                               25                   --
                                                      -----------          -----------
                                                      $ 2,394,464          $ 2,561,131
                                                      ===========          ===========

             LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 $     7,839          $    17,739

PARTNERS' EQUITY:

  GENERAL PARTNER                                          (9,796)             (10,764)

  LIMITED PARTNERS (4,225 UNITS OUTSTANDING)            2,396,421            2,554,156
                                                      -----------          -----------
                                                        2,386,625            2,543,392
                                                      -----------          -----------
                                                      $ 2,394,464          $ 2,561,131
                                                      ===========          ===========




SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS I, LP

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)


                                            FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                ENDED JUNE 30                           ENDED JUNE 30
                                      --------------------------------          ------------------------------
                                          1998                 1997                1998                1997
                                      -----------          -----------          ----------         -----------
REVENUES:
  GAIN ON SALE OF LAND                $        --          $        --          $  122,887         $        --
  INTEREST INCOME                           1,720                  791               2,899               1,497
                                      -----------          -----------          ----------         -----------
                                      $     1,720          $       791             125,786               1,497
                                      -----------          -----------          ----------         -----------

EXPENSES:
  GENERAL AND ADMINISTRATIVE               16,299                2,034              24,697               3,660
  MANAGEMENT FEE                            2,025                   --               4,050                  --
  REAL ESTATE TAXES                            70                   73                 143                 146
  INSURANCE                                    82                   46                 163                  92
                                      -----------          -----------          ----------         -----------
                                           18,476                2,153              29,053               3,898
                                      -----------          -----------          ----------         -----------
NET INCOME (LOSS)                         (16,756)              (1,362)             96,733              (2,401)

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                   2,656,881            2,602,508           2,543,392           2,603,547
                                      -----------          -----------          ----------         -----------
CAPITAL DISTRIBUTION                     (253,500)                  --            (253,500)                 --

PARTNERS' EQUITY,
  END OF PERIOD                       $ 2,386,625          $ 2,601,146          $2,386,625         $ 2,601,146
                                      ===========          ===========          ==========         ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                         4,225                4,225               4,225               4,225
                                      ===========          ===========          ==========         ===========
INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                            $     (3.92)         $     (0.32)         $    22.67         $     (0.56)
                                      ===========          ===========          ==========         ===========






SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30
                                                                         ---------------------------
                                                                            1998              1997
                                                                         ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                             $ 333,194          $     --
  INTEREST INCOME RECEIVED                                                   2,899             1,497
  CASH PAID FOR OPERATING EXPENSES                                         (39,141)           (8,598)
                                                                         ---------          --------
              NET CASH PROVIDED BY (USED IN)
                 OPERATING ACTIVITIES                                      296,952            (7,101)

CASH FLOWS FROM FINANCING ACTIVITIES:

  DISTRIBUTION TO LIMITED PARTNERS                                        (253,500)               --
                                                                         ---------          --------
  INCREASE (DECREASE) IN CASH                                               43,452            (7,101)

CASH, BEGINNING OF PERIOD                                                   41,131            91,596
                                                                         ---------          --------
CASH, END OF PERIOD                                                      $  84,583          $ 84,495
                                                                         =========          ========


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

  NET INCOME (LOSS)                                                      $  96,733          $ (2,401)

  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:

               GAIN ON SALE OF LAND                                       (122,887)               --
               NET PROCEEDS FROM SALE OF LAND                              333,194                --
               DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES            (9,900)           (4,654)
               INCREASE IN PREPAID EXPENSES                                   (188)              (46)
                                                                         ---------          --------
               NET CASH PROVIDED BY (USED IN) OPERATING
                 ACTIVITIES                                              $ 296,952          $ (7,101)
                                                                         =========          ========



SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS I, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 1998
                                   (Unaudited)


A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                                              1998           1997
                                                              ----           ----

         Management Fees                                      $4,050          --
         Accounting Fees                                          --          --
         Transfer Fees                                        $  550          --