Form 10-Q
period 1998-09-30
SOUTHEAST ACQUISITIONS I L P
filed 1998-10-30
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 1998 TO SEPTEMBER 30, 1998.



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

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at September 30, 1998 are attached hereto as Exhibit A.

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

         Results of Operations for Third Quarter of 1998 Compared with Third Quarter of 1997

         The Partnership activities for the third quarter of 1998 and the third quarter of 1997 were focused on the sale of Partnership property. During the third quarter of 1998 there were no sales. Other receipts during the third quarter of 1998 consisted of interest income of $816 compared with $959 in the third quarter of 1997.

         Expenses in the third quarter of 1998 included general and administrative expenses of $3,744 versus $41,625 in the third quarter of 1997. The latter amount includes $40,000 for legal and printing costs related to the proxy statement of September 22, 1997 which made revisions to the Partnership Agreement including selection of a new General Partner. In addition, the Partnership had $2,025 of management fees in the third quarter of 1998 as compared with no such fees in the third quarter of 1997, due to the presence of a new general partner admitted to the Partnership in the third quarter of 1997. Other expenses in the third quarter of 1998 were real estate taxes of $69 and insurance of $81, which were comparable to the same expenses in the third quarter of 1997.

         Inflation did not have any material impact on operations during the third quarter of 1998 and it is not expected to materially impact future operations.


         To facilitate the possible sale of parcels, the Partnership might build a short, stub road off Killian Road. To minimize the expense of building such a road, the Partnership made an agreement with a timber company to timber the Property and to locate one of their timber roads in an area where the Partnership would build the spine road. This was done at no expense to the Partnership.

         The Partnership has not determined to construct the stub road as of this date.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $81,859 at September 30, 1998, to cover the following estimated annual costs: management fees $8,100, accounting $14,000, legal $10,400, insurance $450, taxes $300, and other administrative costs $3,900. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or should the Partnership decide to complete construction of the stub road into the Property (as discussed earlier), the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There are no change in the Partnership's securities during the third quarter of fiscal year 1998.

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

         No matters were submitted to the Partners for a vote during the third quarter of 1998.

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



Signature                             Title                       Date
---------                             -----                       ----


Richard W. Sorenson
-----------------------------         Member,                   October 27, 1998
Richard W. Sorenson                   Southern Management       ----------
                                      Group, LLC

                                   EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP

                                 BALANCE SHEETS

                                                            SEPTEMBER 30,               December 31,
                                                                 1998                       1997
                                                             -----------                -----------
                                                             (Unaudited)
                  ASSETS
Land held for sale                                           $ 2,309,693                $ 2,520,000

Cash and cash equivalents                                         81,859                     41,131

Prepaid insurance                                                     81                         --
                                                             -----------                -----------
                                                             $ 2,391,633                $ 2,561,131
                                                             ===========                ===========

              LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                        $    10,111                $    17,739

Partners' equity:

  General partner                                                 (9,847)                   (10,764)

  Limited partners (4,225 units outstanding)                   2,391,369                  2,554,156
                                                             -----------                -----------
                                                               2,381,522                  2,543,392
                                                             -----------                -----------
                                                             $ 2,391,633                $ 2,561,131
                                                             ===========                ===========



See notes to financial statements.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                           FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                               ENDED SEPT 30                    ENDED SEPT 30
                                       ----------------------------      ----------------------------
                                           1998             1997             1998             1997
                                       -----------      -----------      -----------      -----------
REVENUES:
  Gain on sale of land                 $        --      $        --      $   122,887      $        --
  Interest income                              816              959            3,715            2,456
  Other income                                  --              225               --              225
                                       -----------      -----------      -----------      -----------
                                       $       816      $     1,184      $   126,602      $     2,681
                                       -----------      -----------      -----------      -----------
EXPENSES:
  General and administrative                 3,744           41,625           28,441           45,285
  Management fee                             2,025               --            6,075               --
  Real estate taxes                             69               72              212              218
  Insurance                                     81               46              244              138
                                       -----------      -----------      -----------      -----------
                                             5,919           41,743           34,972           45,641
                                       -----------      -----------      -----------      -----------
NET INCOME (LOSS)                           (5,103)         (40,559)          91,630          (42,960)

Partners' equity,
  Beginning of period                    2,386,625        2,601,146        2,543,392        2,603,547
                                       -----------      -----------      -----------      -----------
Capital distribution                            --               --         (253,500)              --

Partners' equity,
  End of period                        $ 2,381,522      $ 2,560,587      $ 2,381,522      $ 2,560,587
                                       ===========      ===========      ===========      ===========
Weighted average number
  of limited partnership
  units outstanding                          4,225            4,225            4,225            4,225
                                       ===========      ===========      ===========      ===========
Income (loss) from operations
  per limited partnership
  interest                             $     (1.19)     $     (9.50)     $     21.47      $    (10.07)
                                       ===========      ===========      ===========      ===========



See notes to financial statements.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      FOR THE NINE MONTHS
                                                                                         ENDED SEPT 30
                                                                                    -----------------------
                                                                                       1998          1997
                                                                                    ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land                                                        $ 333,194      $     --
  Interest income received                                                              3,715         2,456
  Other income received                                                                    --           225
  Cash paid for operating expenses                                                    (42,681)       (8,597)
                                                                                    ---------      --------
                Net cash provided by (used in)
                  operating activities                                                294,228        (5,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                                   (253,500)           --
                                                                                    ---------      --------
  Increase (decrease) in cash                                                          40,728        (5,916)
Cash, beginning of period                                                              41,131        91,596
                                                                                    ---------      --------
Cash, end of period                                                                 $  81,859      $ 85,680
                                                                                    =========      ========


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

  Net income (loss)                                                                 $  91,630      $(42,960)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:

                Gain on sale of land                                                 (122,887)           --
                Net proceeds from sale of land                                        333,194            --
                (Decrease) increase in accounts payable and accrued expenses           (7,627)       37,044
                Increase in prepaid expenses                                              (82)           --
                                                                                    ---------      --------
                Net cash provided by (used in) operating
                  activities                                                        $ 294,228      $ (5,916)
                                                                                    =========      ========



See notes to financial statements.

                          SOUTHEAST ACQUISITIONS I, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 1998
                                   (Unaudited)


A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                        1998                1997
                                       ------               ----

         Management Fees               $6,075                 --
         Accounting Fees                   --                 --
         Transfer Fees                 $  600                 --