Form 10-K405
period 1998-12-31
SOUTHEAST ACQUISITIONS I L P
filed 1999-03-30
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF
---   1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934.

               COMMISSION FILE NUMBER: 0-16835 (FORMERLY 33-12125)

                  -------------------------------------------

                         SOUTHEAST ACQUISITIONS I, L.P.

                  -------------------------------------------

                         (Name of issuer in its charter)

        Delaware                                                      23-2454443
(State of Incorporation)       (IRS Employer Identification Organization Number)


                         301 South Perimeter Park Drive
                           Nashville, Tennessee 37211
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)


           Issuer's telephone no., including area code: (615) 833-8716
 -------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act.

                           Name of each exchange: None
             Title of each Class on which registered: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                    Limited Partnership Units $1,000 Per Unit

 -------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes  X   No
    ---     ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes  X   No
               ---     ---

                                TABLE OF CONTENTS

PART I

ITEM 1.           BUSINESS.....................................................................1

                  Background...................................................................1
                  Material Recent Developments.................................................1
                  Employees....................................................................1
                  Competition..................................................................2
                  Trademarks and Patents.......................................................2

ITEM 2.           PROPERTY.....................................................................2

ITEM 3.           LEGAL PROCEEDINGS............................................................2

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................3

PART II

ITEM 5.           MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP
                  INTEREST AND RELATED SECURITY HOLDER MATTERS.................................3

ITEM 6.           SELECTED FINANCIAL DATA......................................................3

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS....................................................3
                  Background...................................................................3
                  Results of Operations........................................................4
                  1998 Compared to 1997........................................................4
                  1997 Compared to 1996........................................................4
                  Liquidity and Capital Resources..............................................5
                  Year 2000 Compliance.........................................................5

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................5

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE..........................................5

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP..........................5

ITEM 11.          EXECUTIVE COMPENSATION.......................................................7

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT...................................................................7
                  Security Ownership of Management.............................................7
                  Changes in Control...........................................................7

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................7

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K..........................................................8
                  (a)      Index to Financial Statements.......................................8
                  (b)      Reports on Form 8-K.................................................8
                  (c)      Exhibits (numbered in accordance with Item 601 of Regulation
                           S-K)................................................................8


SIGNATURES

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

                  The General Partner believes that the Partnership's cash reserves will be sufficient to last for at least two more years assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

                  At a special meeting of the Limited Partners held on November 6, 1997, the Partnership Agreement was amended to (i) extend the term of the Partnership from its original expiration date of December 31, 1997 to December 31, 2000; (ii) substitute Southern Management Group, LLC for Southeast Acquisitions, Inc. as the general partner of the Partnership; (iii) authorize new commissions and new management fees for the new General Partner; (iv) give the new General Partner the exclusive right to sell Partnership property; and
(v) modify the Partnership Agreement to require that a majority in interest of the Limited Partners must consent to the sale or disposition at one time of 60% or more of the real estate acreage held by the Partnership as of September 22, 1997 unless the sale or disposition is being made in connection with the liquidation of the Partnership pursuant to the Partnership Agreement or the net proceeds of the sale, when distributed in accordance with the Partnership Agreement, will be sufficient to provide the Limited Partners with distributions equal to the acquisition cost of the assets sold.

                  Material Recent Developments

                  In February, 1998, the Partnership completed its first sale of a portion of the Property, when approximately 16.918 acres were sold for a cash price of $22,000 per acre.

                  Employees

                  The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).

                  Competition

                  The General Partner believes that there is significant direct competition within a five-mile radius of the Property. The Property consists of approximately 186 acres of undeveloped land situated in the southwest quadrant of the intersection of Interstate 77 ("I-77") and Killian Road. Killian Road is one of only three interchanges with I-77 in the Columbia standard metropolitan statistical area.

                  As in 1997, undeveloped land intended for industrial use is abundant in northern Richland County. At that time the South Carolina Department of Commerce provided information showing about 5,000 acres of available industrial sites in the I-77 Business Corridor, all of which are within five miles of the Partnership's Property. These include sites known as Barnett, IBM, Sony, and Northpoint Business Park. Many of these sites have rail, internal roads and all utilities. There have been very few completed sales since 1997, thus competitive conditions remain abundant.

                  The former general partner was marketing the Property and in March of 1996 the Property was designated as part of the State of South Carolina's Enterprise Zone. This designation is at least partially the result of numerous conversations with the Department of Commerce during 1997. By being awarded this designation, it means that special tax and other incentives will be available to industrial users who locate on the Partnership's Property.

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

                  The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with the sale of the property. Moreover, appraisals are only an approximation of current market value which can only be established by an actual sale.

                  At this time (March 1999), the General Partner does not believe there has been any significant change in this value and does not believe any useful conclusions would result from having the Property reappraised.

ITEM 3.           LEGAL PROCEEDINGS

                  The Partnership is not directly a party to, nor is the Partnership's Property directly the subject of, any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders in 1998.


                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

                  There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on May 14, 1987 of 4,225 Units of limited Partnership interests. The offering of $4,225,000 was fully subscribed and terminated on June 5, 1987. As of December 31, 1998, there were 204 limited partners in the Partnership.

ITEM 6.           SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------------------------------------

                   For the Year          For the Year      For the Year      For the Year     For the Year
                      Ended                 Ended             Ended             Ended             Ended
                   December 31,           December 31,     December 31,      December 31,     December 31,
                      1998                   1997              1996              1995             1994
-------------------------------------------------------------------------------------------------------------
Operating
Revenues            $   75,540            $    3,430        $   56,856        $    1,952       $    2,032
-------------------------------------------------------------------------------------------------------------

Net Income (Loss)   $   34,656            $  (60,155)       $ (954,284)*      $   (6,520)      $  (17,089)
-------------------------------------------------------------------------------------------------------------

Net Income (Loss)
per Unit of Limited
Partnership
Interest            $     8.20            $   (14.24)       $  (255.87)       $    (1.54)      $    (4.04)
-------------------------------------------------------------------------------------------------------------

Total Assets        $2,338,025            $2,561,131        $2,611,596*       $3,564,268       $3,572,614
-------------------------------------------------------------------------------------------------------------

Long Term
Obligations           None                   None               None             None              None
-------------------------------------------------------------------------------------------------------------

Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest            $    60.00               None               None             None              None
---------------------------------------------------------------------------------------------------------------------

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

                  Results of Operations

                  The Partnership had no operations from the date of its formation on December 5, 1986 until January 2, 1987 when it acquired the Property. Since its acquisition of the Property, the Partnership offered and sold 4,225 Units of limited Partnership interests and obtained the rezoning of the Property.

                  1998 Compared to 1997

                  The Partnership's activities for fiscal years 1998 and 1997 were primarily focused on selling the Property. During 1997 no property was sold, nor were any offers received, and income consisted only of $3,430 of interest income. During 1998 the Partnership sold 16.918 acres of land at $22,000 per acre and had interest income of $4,350. This sale resulted in a gain of $71,190. During 1998 a distribution of $60 per Unit was made to the Limited Partners. Prior to 1998 no distributions were made.

                  In 1998 the Partnership had $40,884 in expenses. These expenses included $32,163 in general and administrative fees, $8,100 in management fees, $295 in real estate taxes and $326 for insurance. The general and administrative expenses included an increase of $15,856 for legal and accounting fees which resulted from the change in the general partner, as well as additional assistance required in preparing the income tax return and preparing Securities & Exchange Commission reports. The general and administrative fees also included consulting fees of $1,181 related to customizing the General Partner's computer software for maintaining limited partner records. The increase in management fees between 1997 and 1998 represent new management fees for the new General Partner which were included as part of an amendment to the Limited Partnership Agreement.

                  The expenses for 1997 totaled $63,585 and included $48,627 of professional and other fees related to the change in general partner and an amendment of the Partnership Agreement. It also included $13,222 for general and administrative expenses, $1,221 for management fees, $301 in real estate taxes and $214 for insurance.

                  1997 Compared to 1996

                  The Partnership's activities for fiscal years 1997 and 1996 were primarily focused on selling the Property. During 1997, the Partnership did not receive any offers and sold no portion of the Property. Revenues for 1997 consisted primarily of interest income, as compared with 1996 when revenues consisted primarily of proceeds from the sale of timber. There were no timber sales in 1997. Interest income in 1997 was $3,055 compared with $2,656 in interest income in 1996. Other income consisted of Partnership transfer fees of $375 in 1997, as compared to $200 in 1996.

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

                  An appraisal of the Property was commissioned by the former general partner in 1996 since the last appraisal prior to such time was four years old. The 1996 appraiser determined the fair value for the Property to be $2,800,000. The prior appraiser had established a value of $4,055,000. The former general partner reviewed the assumptions and conclusions of the appraisal and met with the appraiser, numerous local real estate professionals, the Central Carolina Economic Development Alliance and the South Carolina Department of Commerce to confirm the reasonableness of the appraisal. Based upon the results of these activities, the former general partner concluded that the 1996 appraisal was a reasonable approximation of the Property's market value at the time. As a result, in 1996 the Partnership adjusted the carrying value of the Property to reflect its fair value, less estimated disposition costs, in accordance with generally accepted accounting principles for land that is held for sale by recording a write-down of $996,645.

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

                  Inflation did not have a material impact on operations during 1998, 1997 and 1996.

                  Liquidity And Capital Resources

                  The Partnership had cash reserves of $80,029 at December 31, 1998. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses for an additional two years. However, if additional expenses are incurred or should the Partnership decide to construct infrastructure improvements to enhance the marketability of the Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

                  Year 2000 Compliance

                  The Partnership's operations are not dependent in any meaningful way on computer hardware or software. The General Partner has determined that the Partnership's accounting systems and Limited Partner registration records will not be negatively affected by the so-called "Year 2000 Problem." The "Year 2000 Problem" generally refers to the inability of computer software or hardware to recognize years in more than two digits. As a result, the year 2000 would appear as "00" and may be viewed by the computer as the year 1900. This could cause severe negative consequences in some computer software and hardware.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the years ended December 31, 1998 and 1997, together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, and the financial statements for the years ended December 31, 1996 and 1995, together with the report of the Partnership's former independent auditors, Ernst & Young LLP, are included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable.

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

                  The General Partner is a Tennessee limited liability company whose members are Richard W. Sorenson, who owns a 50% interest in the General Partner and has a 51% voting right, and Southeast Venture LLC, a Tennessee limited liability company which owns 50% and has a 49% voting right.

                  Mr. Sorenson, age 73, has over 37 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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

                  The other member of the General Partner is Southeast Venture LLC ("SVLLC"). The officers and key employees of SVLLC include the following:

                  Paul J. Plummer, age 49. Mr. Plummer serves as director of project management services for SVLLC. Mr. Plummer is responsible for management, team structuring, cost control and scheduling of large scale projects for SVLLC including office buildings, medical centers, commercial office buildings, commercial land ventures and build-to-suit projects. Before joining SVLLC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

                  Wood S. Caldwell, age 45. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SV in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

                  Axson E. West, age 44. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SV in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. Mr. West is director of the Nashville Board of Realtors and president elect of the board's commercial investment division. He received his bachelor of arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

                  Cameron W. Sorenson, age 37. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large scale land development ventures for SVLLC. Prior to joining SV in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his bachelor of science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

                  Randall W. Parham, age 44. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage. Mr. Parham is a licensed real estate broker and architect. Prior to joining SVLLC in 1998, Mr. Parham was a project manager with Gresham, Smith and Partners from 1978 to 1983 and was responsible for overall project management of project team and project financial management. Following his departure from Gresham, Smith and Partners, Mr. Parham joined MetroCenter Properties, Inc., an 850 acre mixed-use development in Nashville, Tennessee. He was Vice President and was responsible for initiation and development of new projects, land sales and lease negotiations. In 1991 he purchased the assets of MetroCenter Properties and formed MetroCenter Management, Inc. where he served as President through 1997.

ITEM 11.          EXECUTIVE COMPENSATION

                  During the fiscal years ended December 31, 1998 and 1997, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid to the General Partner management fees of $8,100 and $1,221 in the fiscal years ended December 31, 1998 and 1997, respectively. See Item 13 of this report, "Certain Relationships and Related Transactions."


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------------------------
                                                                                         Percent
   Title of Class             Beneficial Owner            Beneficial Ownership           of Class
   --------------             ----------------            --------------------           --------
--------------------------------------------------------------------------------------------------
Units of Limited          F&D Development, Inc.           $250,000 representing            5.9%
Partnership               102 Goldeneye Drive             250 Units of Limited
Interest                  Kiawah Island, SC 29455         Partnership Interest

                  As of December 31, 1998, no other person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the Units of the Partnership.

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  From 1987 to November 6, 1997, the Partnership Agreement required the payment of $8,100 annually as an administration fee to the former general partner. The cumulative amount of such fee could not exceed $64,800 and, as of December 31, 1994, fees charged since inception amounted to $64,800. As of November 6, 1997, the Limited Partners voted and agreed to pay the new General Partner, Southern Management Group, LLC, a fee of $1,221 for the period November 6, 1997 through December 31, 1997 and annual fees of $8,100 from January 1, 1998 through December 31, 2000. Any fee payments will cease at a date when the Partnership is liquidated.

                  The General Partner is entitled to receive 1% of cash distributions until the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). Thereafter, the General Partner will receive 30% of cash distributions. During 1998, 1997, and 1996 the General Partner received no cash distributions.

                  At the special meeting of Limited Partners held on November 6, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the

Partnership's Property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the property, provided that the General Partner or its affiliates would only be entitled to up to 50% of any such compensation. Any such real estate commission or disposition fee that is paid to the General Partner will reduce distributions to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 1998 the General Partner was paid a real estate sales commission of $18,610.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

                  (a)      Index to Financial Statements
                           Report of Independent Auditors for 1998 and 1997                  F-1
                           Balance Sheets                                                    F-2
                           Statements of Operations                                          F-3
                           Statements of Partners' Equity (Deficit)                          F-4
                           Statements of Cash Flows                                          F-5
                           Notes to Financial Statements                                     F-6

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

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Partnership during the fourth quarter of 1998.

                  (c)      Exhibits (numbered in accordance with Item 601 of
                           Regulation S-K)

-----------------------------------------------------------------------------------------------------

Exhibit Numbers                                        Description                       Page Numbers
-----------------------------------------------------------------------------------------------------
3.1(a)                     Certificate of Limited Partnership                                  *
-----------------------------------------------------------------------------------------------------

3.1(b) & (4)               Restated Limited Partnership Agreement                              **
-----------------------------------------------------------------------------------------------------

3.1                        First Amendment to Restated Limited Partnership Agreement           E-1
-----------------------------------------------------------------------------------------------------

9                          Not Applicable
-----------------------------------------------------------------------------------------------------

11                         Not Applicable
-----------------------------------------------------------------------------------------------------


12                         Not Applicable
-----------------------------------------------------------------------------------------------------

13                         Not Applicable
-----------------------------------------------------------------------------------------------------

16                         Not Applicable
-----------------------------------------------------------------------------------------------------

18                         Not Applicable
-----------------------------------------------------------------------------------------------------

19                         Not Applicable
-----------------------------------------------------------------------------------------------------

22                         Not Applicable
-----------------------------------------------------------------------------------------------------

24                         Not Applicable
-----------------------------------------------------------------------------------------------------

25                         Not Applicable
-----------------------------------------------------------------------------------------------------

27                         Financial Data Schedule (for SEC use only)
-----------------------------------------------------------------------------------------------------

28                         Not Applicable
-----------------------------------------------------------------------------------------------------

29                         Not Applicable
-----------------------------------------------------------------------------------------------------

* Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-12125.

** Incorporated by reference to Exhibit 3.2 as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-12125.

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

       Signature                           Title                             Date
       ---------                           -----                             ----
/s/ Richard W. Sorenson       President, Chief Executive Officer        March 11, 1999
                              and Chief Financial Officer of
                              Southern Management Group, LLC


                         SOUTHEAST ACQUISITIONS I, L.P.

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                      with

                          INDEPENDENT AUDITORS' REPORT

                         REPORT OF INDEPENDENT AUDITORS


Partners
Southeast Acquisitions I, L.P.
Nashville, Tennessee


We have audited the accompanying balance sheets of Southeast Acquisitions I, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions I, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


WILLIAMS BENATOR & LIBBY, LLP

Atlanta, Georgia
January 15, 1999

BALANCE SHEETS

SOUTHEAST ACQUISITIONS I, L.P.


                                                         December 31
                                                     1998          1997
                                                 --------------------------
ASSETS

Land held for sale--Note D                       $ 2,257,996    $ 2,520,000

Cash and cash equivalents                             80,029         41,131
                                                 -----------    -----------

                                                 $ 2,338,025    $ 2,561,131
                                                 ===========    ===========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses--Note B    $    13,477    $    17,739

Partners' equity (deficit)--Note C
    General partner                                  (10,417)       (10,764)
    Limited partners (4,225 units outstanding)     2,334,965      2,554,156
                                                 -----------    -----------
                                                   2,324,548      2,543,392
                                                 -----------    -----------

                                                 $ 2,338,025    $ 2,561,131
                                                 ===========    ===========



See notes to financial statements.

STATEMENTS OF OPERATIONS

SOUTHEAST ACQUISITIONS I, L.P.


                                                                            Year Ended December 31
                                                                              1998          1997
                                                                            ----------------------
Revenues:
    Gain on sale of land                                                    $ 71,190      $    -0-
    Interest and other income                                                  4,350         3,430
                                                                            --------      --------
                                                                              75,540         3,430

Expenses:
    General and administrative                                                32,163        13,222
    Management fee--Note B                                                     8,100         1,221
    Real estate taxes                                                            295           301
    Insurance                                                                    326           214
    Professional and other fees related to change in general
       partner and amendment of partnership agreement                            -0-        48,627
                                                                            --------      --------
                                                                              40,884        63,585

Net income (loss)--Note C:
    General partners                                                             347          (602)
    Limited partners                                                          34,309       (59,553)
                                                                            --------      --------

                                                                            $ 34,656      $(60,155)
                                                                            ========      ========

Net income (loss) per limited partnership unit                              $   8.20      $ (14.24)
                                                                            ========      ========


See notes to financial statements.

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

SOUTHEAST ACQUISITIONS I, L.P.


                                                  General      Limited
                                                  Partners     Partners         Total
                                                  --------    -----------    -----------
Balance at January 1, 1997                        $(10,162)   $ 2,613,709    $ 2,603,547

Net loss for the year ended December 31, 1997         (602)       (59,553)       (60,155)
                                                  --------    -----------    -----------

Balance at December 31, 1997                       (10,764)     2,554,156      2,543,392

Net income for the year ended December 31, 1998        347         34,309         34,656

Distributions ($60 per unit)                           -0-       (253,500)      (253,500)
                                                  --------    -----------    -----------

Balance at December 31, 1998                      $(10,417)   $ 2,334,965    $ 2,324,548
                                                  ========    ===========    ===========



See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS I, L.P.


                                                                                   Year Ended December 31
                                                                                     1998         1997
                                                                                   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                              $  34,656    $(60,155)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Gain on sale of land                                                        (71,190)        -0-
         Net proceeds from sale of land                                              333,194         -0-
         (Decrease) increase in accounts payable and
             accrued expenses                                                         (4,262)      9,690
                                                                                   ---------    --------
                                                      NET CASH PROVIDED BY (USED
                                                        IN) OPERATING ACTIVITIES     292,398     (50,465)

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions paid to limited partners                                          (253,500)        -0-
                                                                                   ---------    --------
                                                     INCREASE (DECREASE) IN CASH
                                                            AND CASH EQUIVALENTS      38,898     (50,465)

Cash and cash equivalents at beginning of year                                        41,131      91,596
                                                                                   ---------    --------

                                                       CASH AND CASH EQUIVALENTS
                                                                  AT END OF YEAR   $  80,029    $ 41,131
                                                                                   =========    ========



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS I, L.P.

December 31, 1998


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

During 1987, the Partnership purchased approximately 203 acres of undeveloped land near Columbia, South Carolina, which is being marketed for sale. During 1998, the Partnership sold approximately 17 acres, leaving approximately 186 acres at December 31, 1998.

The following accounting policies are presented to assist the reader in understanding the Partnership's financial statements:

Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are recognized upon the closing of an enforceable sales contract and upon the Partnership's full execution of its obligations under the contract.

Land Held for Sale: Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS No. 121, the Partnership's land held for sale is carried at the lower of cost or fair value less estimated cost to sell.

The Partnership's land is carried net of the remaining portion of a write-down of $996,645 that was recognized during the year ended December 31, 1996. The carrying value is based on an independent appraisal, less cost to sell, estimated at 10% of fair value. Prior to 1996, the Partnership's policy had been to carry the land at the lower of cost or fair value.

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. The write-down of the land's carrying value that has been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 1998 and 1997, the remaining portion of the 1996 write-down that had not been recognized for income tax purposes totaled $965,167 and $996,645, respectively.

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


NOTE B--RELATED PARTY TRANSACTIONS

During the years ended December 31, 1998 and 1997, the Partnership paid management fees of $8,100 and $1,221, respectively, to the current general partner, as provided for in the amendment to the partnership agreement that was adopted during November 1997. The original partnership agreement provided for management fees, not to exceed $64,000, during the term of the Partnership. Those fees were fully paid to the previous general partner during 1994. Accordingly, no management fees were paid to the previous general partner.

The amended partnership agreement provides for annual management fees of $8,100 to be paid to the current general partner through the year ended December 31, 2000.

At December 31, 1997, the Partnership owed $5,283 to companies related to the current general partner for legal fees incurred for the change in general partner and approval of the amendments to the partnership agreement.

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. Reimbursements to the current general partner's members and related companies totaled $7,693 during the year ended December 31, 1998. Reimbursements to the previous general partner totaled $41,214 during the year ended December 31, 1997. No reimbursements were made to the current general partner during the year ended December 31, 1997.

SOUTHEAST ACQUISITIONS I, L.P.


NOTE B--RELATED PARTY TRANSACTIONS--Continued

During the year ended December 31, 1998, the Partnership paid a commission to the current general partner of $18,610 related to the sale of land, as provided for in the amended partnership agreement.


NOTE C--PARTNERSHIP AGREEMENT

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Except for distributions in connection with the liquidation of the Partnership, cash distributions are to be allocated 1% to the general partner and 99% to the limited partners, in proportion to their units, until the limited partners have received distributions equal to a 10% noncompounded cumulative annual return on their adjusted capital contributions, as defined ($4,640,458 at December 31, 1998). After the 10% cumulative return has been satisfied, cash distributions are to be allocated 1% to the general partner and 99% to the return of the limited partners' capital contributions, in proportion to their units ($4,225,000 at December 31, 1998). Any subsequent cash distributions are to be allocated 30% to the general partner and 70% to the limited partners in proportion to their units. Amounts distributed in connection with the liquidation of the Partnership are to be distributed in accordance with each partner's adjusted capital account as defined in the partnership agreement.

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

Upon dissolution and termination of the Partnership, the general partner is required to contribute to the capital of the Partnership the lesser of any negative amount of its capital account, as defined, or 1.01% of the capital contributions made by the limited partners. Any amount so contributed will be distributed to the limited partners in proportion to their positive capital account balances. If, upon dissolution and termination of the Partnership, the limited partners do not receive distributions

SOUTHEAST ACQUISITIONS I, L.P.


NOTE C--PARTNERSHIP AGREEMENT--Continued

which cumulatively total their initial capital contributions plus a 10% noncompounded cumulative annual return, the general partner will be required to contribute to the capital of the Partnership an amount equal to the lesser of cumulative distributions to the general partner or the amount necessary to provide the limited partners with a return of their initial capital contribution plus the 10% noncompounded cumulative annual return.

During the year ended December 31, 1998, the Partnership paid distributions against the limited partners' cumulative annual return in accordance with the partnership agreement of $253,500, or $60 per unit. No distributions were paid in any previous year.

Total compensation paid to all persons, including the general partner, upon sale of the Partnership's property, is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price. The general partner or its affiliates are entitled to receive up to 50% of any such compensation. Any such commission or disposition fee paid to the general partner would reduce any distribution which it would otherwise be entitled to pursuant to the partnership agreement. The general partner or an affiliate may be given the exclusive right to sell the property.


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 1998, land consisted of the following:

                                                            Gross Amount
                                                         at Which Carried at
            Description                Initial Cost       December 31, 1998       Date Acquired
--------------------------------       ------------       ------------------      -------------
185.802 acres of unimproved land
  near Columbia, South Carolina          $3,223,163            $2,257,996          January 1987
                                         ==========            ==========

There were no liens on the land as of December 31, 1998. At December 31, 1998, the aggregate carrying value of the land for income tax purposes was $3,223,163. The difference between the carrying value for financial statement purposes and income tax purposes resulted from a write-down that was recorded for financial statement purposes as more fully described in Note A.

SOUTHEAST ACQUISITIONS I, L.P.


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY--Continued

Land activity during the years ended December 31, 1997 and 1998 consisted of the following:


         Balance at January 1, 1997                                       $   2,520,000
         Additions                                                                  -0-
         Deductions                                                                 -0-
                                                                          -------------

                                            Balance at December 31, 1997      2,520,000

         Additions                                                                  -0-
         Deductions--cost of land sold                                         (262,004)
                                                                          -------------
                                            Balance at December 31, 1998  $   2,257,996
                                                                          =============

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