Form 10-Q
period 1999-03-31
SOUTHEAST ACQUISITIONS I L P
filed 1999-05-12
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 1999 TO MARCH 31, 1999.



Commission File number:  0-16835 (formerly 33-12125-A)
                        -----------------------------



                         SOUTHEAST ACQUISITIONS I, L.P.
                         ------------------------------
                           (Exact name of registrant)


Delaware                                   23-2454443
--------                                   ----------

(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)

301 South Perimeter Park Drive
Nashville, Tennessee  37211
(Address of Principal Executive Offices)

Issuer's Telephone Number:  615-834-0872
                           -------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----    ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at March 31, 1999 are attached hereto as Exhibit A.

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

         Results of Operations for First Quarter of 1999 Compared with First Quarter of 1998

         The Partnership activities for the first quarter of 1999 and the first quarter of 1998 were focused on the sale of Partnership property. During the first quarter of 1999 there were no sales, as compared with the first quarter of 1998, when the Partnership sold 16.918 acres of land fronting Killian Road. The property sold in the first quarter of 1998 was sold for a gross price of $44,000 per acre and netted, after sales costs, $333,213 in revenue to the Partnership. The conveyed property was a portion of a larger tract acquired in 1987 for $17,170 per acre and the larger tract was independently appraised in 1996 for $13,812 per acre. The site sold in the first quarter of 1998 has more value than some of the sites in the rear portion of the tract which include 34.5+/- acres that are situated in the flood plain. Other income during the first quarter of 1999 consisted of interest income of $551 as compared with $1,179 in the first quarter of 1998. The decrease in interest income was primarily due to a lower cash reserve remaining after making an owner distribution in the second quarter of 1998.

         Expenses in the first quarter of 1999 included general and administrative expenses of $5,153 versus $8,398 in the second quarter of 1998. The decrease was primarily due to lower legal fees and accounting fee accruals. In addition, the Partnership had $2,025 of management fees in the second quarter of 1999, which was the same amount incurred in the first quarter of 1998. Other expenses in the first quarter of 1999 were real estate taxes of $79 and insurance of $76, which were comparable to the same expenses in the first quarter of 1998. The Partnership also paid Delaware franchise and excise tax fees for 1998 that were expensed in the first quarter of 1999. The Partnership was not aware of this tax liability until 1999. There will be an additional Delaware franchise and excise tax of $100 due during the second quarter of 1999.

         Inflation did not have any material impact on operations during the first quarter of 1999 and it is not expected to materially impact future operations.

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

         Liquidity and Capital Resources

         The Partnership has cash reserves of $65,964 at March 31, 1999, which will be used to cover the following estimated annual costs: management fees $8,100, accounting $12,500, legal $5,000, insurance $300, taxes $316, and other administrative costs $6,500. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional two years. However, if additional expenses are incurred or should the Partnership decide to construct the stub road into the Property (as discussed earlier), the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There are no changes in the Partnership's securities during the first quarter of fiscal year 1999.

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

         No matters were submitted to the Partners for a vote during the first quarter of 1999.

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


Signature                        Title                           Date
---------                        -----                           ----

/s/ Richard W. Sorenson
-------------------------        President,                   May 12, 1999
Richard W. Sorenson              Southern Management          ------------
                                 Group, LLC

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP

                                 BALANCE SHEETS


                                                       MARCH 31,      DECEMBER 31,
                                                        1999             1998
                    ASSETS                           (UNAUDITED)
                                                     ------------    ------------

LAND HELD FOR SALE                                    $ 2,257,996     $ 2,257,996

CASH AND CASH EQUIVALENTS                                  65,964          80,029

PREPAID INSURANCE                                             227            --
                                                      -----------     -----------
                                                      $ 2,324,187     $ 2,338,025
                                                      ===========     ===========

      LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 $     8,514     $    13,477

PARTNERS' EQUITY:
 GENERAL PARTNER                                          (10,487)        (10,417)
 LIMITED PARTNERS (4,225 UNITS OUTSTANDING)             2,326,160       2,334,965
                                                      -----------     -----------
                                                        2,315,673       2,324,548
                                                      -----------     -----------
                                                      $ 2,324,187     $ 2,338,025
                                                      ===========     ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)



                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31
REVENUES:                                              1999                1998
                                                       ----                ----
 GAIN ON SALE OF LAND                               $     --          $   122,887
 INTEREST INCOME                                            551             1,179
                                                    -----------       -----------
                                                            551           124,066
                                                    -----------       -----------

EXPENSES:
 GENERAL AND ADMINISTRATIVE                               5,153             8,398
 MANAGEMENT FEE                                           2,025             2,025
 REAL ESTATE TAXES                                           79                73
 INSURANCE                                                   76                81
 DELAWARE FRANCHISE AND EXCISE TAX                          230             --
                                                    -----------       -----------
                                                          7,563            10,577
                                                    -----------       -----------
NET (LOSS) INCOME                                        (7,012)          113,489

PARTNERS' EQUITY,
 BEGINNING OF PERIOD                                  2,324,547         2,543,392
                                                    -----------       -----------

CAPITAL DISTRIBUTION                                     (1,862)            --

PARTNERS' EQUITY,
 END OF PERIOD                                      $ 2,315,673       $ 2,656,881
                                                    ===========       ===========

WEIGHTED AVERAGE NUMBER
 OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                        4,225             4,225
                                                    ===========       ===========
INCOME (LOSS) FROM OPERATIONS
 PER LIMITED PARTNERSHIP
 INTEREST                                           $     (1.64)      $     26.59
                                                    ===========       ===========

                                   EXHIBIT A

                        SOUTHEAST ACQUISITIONS I, LP
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                   FOR THE THREE MONTHS
                                                                                      ENDED MARCH 31
                                                                              ----------------------------
                                                                                   1999              1998
                                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 PROCEEDS FROM SALE OF LAND                                                   $      --      $     333,194
 INTEREST INCOME RECEIVED                                                            551             1,179
 OTHER INCOME RECEIVED                                                               --               --
 CASH PAID FOR OPERATING EXPENSES                                                (12,754)          (19,641)
                                                                              ----------     -------------
               NET CASH (USED IN) PROVIDED BY
                OPERATING ACTIVITIES                                             (12,203)          314,732

CASH FLOWS FROM FINANCING ACTIVITIES:
 DISTRIBUTION TO LIMITED PARTNERS                                                  1,862              --
                                                                              ----------     -------------
 (DECREASE) INCREASE IN CASH                                                     (14,065)          314,732


CASH, BEGINNING OF PERIOD                                                         80,029            41,131
                                                                              ----------     -------------
CASH, END OF PERIOD                                                           $   65,964     $     355,863
                                                                              ==========     =============


RECONCILIATION OF NET (LOSS) INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:

 NET (LOSS) INCOME                                                            $   (7,012)    $     113,489
 ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME
   TO NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES:

               GAIN ON SALE OF LAND                                                  --        (122,887.00)
               NET PROCEEDS FROM SALE OF LAND                                        --         333,194.00
               DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                  (4,964)           (8,819)
               INCREASE IN PREPAID EXPENSES                                         (227)             (245)
                                                                               ---------     -------------
               NET CASH (USED IN) PROVIDED BY OPERATING
                 ACTIVITIES                                                    $ (12,203)    $     314,732
                                                                               =========     =============



SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS I, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

A.   ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

B.   RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:


                                         1999                    1998
                                         ----                    ----
     Management Fees                    $2,025                   $2,025
     Accounting Fees                       --                       --
     Transfer Fees                      $   25                   $  400
