Form 10-Q
period 1999-06-30
SOUTHEAST ACQUISITIONS I L P
filed 1999-08-10
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 1999 TO JUNE 30, 1999.



Commission File number:  0-16835 (formerly 33-12125-A)
                        ------------------------------


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
                            ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at June 30, 1999 are attached hereto as Exhibit A.

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

         Results of Operations for Second Quarter of 1999 Compared with Second Quarter of 1998

         The Partnership activities for the second quarter of 1999 and the second quarter of 1998 were focused on the sale of Partnership property. There were no sales during the second quarter of 1999 or 1998. Following the quarterly periods ended December 31, 1998 and March 31, 1999, reports to the Limited Partners advised the limited partners that effort would be made to sell all Partnership property by bulk sale and that such a sale implied a discounted price. This effort continues through Walter Taylor & Company, a Columbia, South Carolina real estate broker that is familiar with the property and the market. As of June 30, 1999, no acceptable offers were received.

         Expenses in the second quarter of 1999 included general and administrative expenses of $4,487 versus $16,299 in the second quarter of 1998. The decrease was primarily due to a decrease in legal fees and accounting fees. Other expenses in the second quarter of 1999 were management fees of $2,025, real estate taxes of $79 and insurance of $76, which were comparable to the same expenses in the second quarter of 1998. The Partnership also paid 1999 Delaware franchise and excise tax fees of $100.

         Inflation did not have any material impact on operations during the second quarter of 1999 and it is not expected to materially impact future operations.

         The Partnership has not determined to construct the stub road as of this date.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $58,100 at June 30, 1999, to cover the following estimated annual costs: management fees of $8,100, accounting fees of $12,500, legal fees of $5,000, insurance premiums of $300, taxes of $316, and other administrative costs of $6,500. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional two years. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There are no changes in the Partnership's securities during the second quarter of fiscal year 1999.

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

         No matters were submitted to the Partners for a vote during the second quarter of 1999.

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

Signature                          Title                   Date
---------                          -----                   ----
/s/ Richard W. Sorenson            Member,                 July 30, 1999
-----------------------------      Southern Management
Richard W. Sorenson                Group, LLC

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP

                                 BALANCE SHEETS


                                                       JUNE 30,         December 31,
                                                        1999              1998
                                                     (Unaudited)
                                                     -----------        -----------
                           ASSETS
Land held for sale                                   $ 2,257,996        $ 2,257,996

Cash and cash equivalents                                 58,100             80,029

Prepaid insurance                                            152                 --
                                                     -----------        -----------
                                                     $ 2,316,248        $ 2,338,025
                                                     ===========        ===========

              LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                $     7,011        $    13,477

Partners' equity:
  General partner                                        (10,550)           (10,417)
  Limited partners (4,225 units outstanding)           2,319,787          2,334,965
                                                     -----------        -----------
                                                       2,309,237          2,324,548
                                                     -----------        -----------
                                                     $ 2,316,248        $ 2,338,025
                                                     ===========        ===========



See notes to financial statements.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)


                                             FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                 ENDED JUNE 30                         ENDED JUNE 30
                                        ------------------------------        ------------------------------
                                            1999               1998               1999               1998
                                        -----------        -----------        -----------        -----------
REVENUES:
  Gain on sale of land                  $        --        $        --        $        --        $   122,887
  Interest income                               455              1,720              1,006              2,899
  Other income                                   --                 --                 --                 --
                                        -----------        -----------        -----------        -----------
                                        $       455        $     1,720        $     1,006        $   125,786
                                        -----------        -----------        -----------        -----------

EXPENSES:
  General and administrative                  4,487             16,299              9,640             24,697
  Management fee                              2,025              2,025              4,050              4,050
  Real estate taxes                              79                 70                158                143
  Insurance                                      75                 82                151                163
  Delaware franchise & excise tax               100                 --                330                 --
                                        -----------        -----------        -----------        -----------
                                              6,766             18,476             14,329             29,053
                                        -----------        -----------        -----------        -----------

NET INCOME (LOSS)                            (6,311)           (16,756)           (13,323)            96,733

Partners' equity,
  Beginning of period                     2,315,673          2,656,881          2,324,547          2,543,392
                                        -----------        -----------        -----------        -----------
Capital distribution                           (125)          (253,500)            (1,987)          (253,500)

Partners' equity,
  End of period                         $ 2,309,237        $ 2,386,625        $ 2,309,237        $ 2,386,625
                                        ===========        ===========        ===========        ===========
Weighted average number
  of limited partnership
  units outstanding                           4,225              4,225              4,225              4,225
                                        ===========        ===========        ===========        ===========
Income (loss) from operations
  per limited partnership
  interest                              $     (1.47)       $     (3.92)       $     (3.12)       $     22.67
                                        ===========        ===========        ===========        ===========


See notes to financial statements.

                                   EXHIBIT A

                        SOUTHEAST ACQUISITIONS I, LP
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                           FOR THE SIX MONTHS
                                                                             ENDED JUNE 30
                                                                      ---------------------------
                                                                        1999            1998
                                                                      --------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land                                          $     --      $     333,194
  Interest income received                                               1,006              2,899
  Cash paid for operating expenses                                     (20,948)           (39,141)
                                                                      --------      -------------
                Net cash (used in) provided by
                  operating activities                                 (19,942)           296,952

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distribution to limited partners                                      (1,987)          (253,500)
                                                                      --------      -------------
  (Decrease) increase in cash                                          (21,929)            43,452


Cash, beginning of period                                               80,029             41,131
                                                                      --------      -------------
Cash, end of period                                                   $ 58,100      $      84,583
                                                                      ========      =============


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  Net (loss) income                                                   $(13,323)     $      96,733
  Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    operating activities:

                Gain on sale of land                                        --        (122,887.00)
                Net proceeds from sale of land                              --         333,194.00
                Decrease in accounts payable and accrued expenses       (6,468)            (9,900)
                Increase in prepaid expenses                              (151)              (188)
                                                                      --------      -------------
                Net cash (used in) provided by operating

                  activities                                          $(19,942)     $     296,952
                                                                      ========      =============



See notes to financial statements.

                          SOUTHEAST ACQUISITIONS I, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                        1999                 1998
                                       ------               ------
         Management Fees               $4,050               $4,050
         Accounting Fees                   --                   --
         Transfer Fees                 $   75               $  550