Form 10-Q
period 1999-09-30
SOUTHEAST ACQUISITIONS I L P
filed 1999-11-05
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
  -----           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                  ENDED SEPTEMBER 30, 1999.

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
  ----- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 1999 TO SEPTEMBER 30, 1999.



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


Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at September 30, 1999 are attached hereto as Exhibit A.

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

         Results of Operations for Third Quarter of 1999 Compared with Third Quarter of 1998

         The Partnership activities for the third quarter of 1999 and the third quarter of 1998 were focused on the sale of Partnership property. There were no sales during the third quarter of 1999 or 1998. Following the quarterly periods ended March 31, 1999 and June 30, 1999, reports to the limited partners advised the limited partners that effort would be made to sell all Partnership property by bulk sale and that such a sale implied a discounted price. This effort continues through Walter Taylor & Company, a Columbia, South Carolina real estate broker that is familiar with the property and the market. As of September 30, 1999, no acceptable offers were received. Interest income earned during the third quarter of 1999 was $420 versus $816 interest income earned during the same quarter for 1998.

         Expenses in the third quarter of 1999 included general and administrative expenses of $3,890 versus $3,744 in the third quarter of 1998. Other expenses in the third quarter of 1999 were management fees of $2,025, real estate taxes of $79 and insurance of $76, which were comparable to the same expenses in the third quarter of 1998.

         Inflation did not have any material impact on operations during the third quarter of 1999 and it is not expected to materially impact future operations.

         The Partnership has not determined to construct the stub road as of this date.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $55,725 at September 30, 1999, to cover the following estimated annual costs: management fees of $8,100, accounting fees of $12,500, legal fees of $5,000, insurance premiums of $300, taxes of $316, and other administrative costs of $6,500. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional fifteen months. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There are no changes in the Partnership's securities during the third quarter of fiscal year 1999.

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

         No matters were submitted to the Partners for a vote during the third quarter of 1999.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K
-------------------

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)
-----------------------------------------------------------------

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



Signature                          Title                     Date
---------                          -----                     ----

/s/ Richard W. Sorenson            Member,                   November 5, 1999
-----------------------            Southern Management
Richard W. Sorenson                Group, LLC

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP

                                 BALANCE SHEETS



                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       1999              1998
                           ASSETS                   (UNAUDITED)
                                                   -------------     ------------
LAND HELD FOR SALE                                  $ 2,257,996       $ 2,257,996

CASH AND CASH EQUIVALENTS                                55,725            80,029

PREPAID INSURANCE                                            76              --
                                                    -----------       -----------
                                                    $ 2,313,797       $ 2,338,025
                                                    ===========       ===========


              LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES               $    10,209       $    13,477

PARTNERS' EQUITY:
  GENERAL PARTNER                                       (10,606)          (10,417)
  LIMITED PARTNERS (4,225 UNITS OUTSTANDING)          2,314,194         2,334,965
                                                    -----------       -----------
                                                      2,303,588         2,324,548
                                                    -----------       -----------
                                                    $ 2,313,797       $ 2,338,025
                                                    ===========       ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)



                                        FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                            ENDED SEPT 30                    ENDED SEPT 30
                                     ---------------------------     ---------------------------
                                        1999             1998            1999            1998
                                        ----             ----            ----            ----
REVENUES:
  GAIN ON SALE OF LAND               $      --       $      --       $      --       $   122,887
  INTEREST INCOME                            420             816           1,426           3,715
  OTHER INCOME                              --              --              --              --
                                     -----------     -----------     -----------     -----------
                                     $       420     $       816     $     1,426     $   126,602
                                     -----------     -----------     -----------     -----------

EXPENSES:
  GENERAL AND ADMINISTRATIVE               3,890           3,744          13,530          28,441
  MANAGEMENT FEE                           2,025           2,025           6,075           6,075
  REAL ESTATE TAXES                           79              69             237             212
  INSURANCE                                   76              81             227             244
  DELAWARE FRANCHISE & EXCISE TAX           --              --               330            --
                                     -----------     -----------     -----------     -----------
                                           6,070           5,919          20,399          34,972
                                     -----------     -----------     -----------     -----------

NET INCOME (LOSS)                         (5,650)         (5,103)        (18,973)         91,630

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                  2,309,237       2,386,625       2,324,547       2,543,392
                                     -----------     -----------     -----------     -----------

CAPITAL DISTRIBUTION                        --              --            (1,987)       (253,500)

PARTNERS' EQUITY,
  END OF PERIOD                      $ 2,303,587     $ 2,381,522     $ 2,303,587     $ 2,381,522
                                     ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                        4,225           4,225           4,225           4,225
                                     ===========     ===========     ===========     ===========

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                           $     (1.32)    $     (1.19)    $     (4.45)    $     21.47
                                     ===========     ===========     ===========     ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30
                                                                                   ----------------------
                                                                                     1999          1998
                                                                                     ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                                       $   --       $ 333,194
  INTEREST INCOME RECEIVED                                                            1,426         3,715
  CASH PAID FOR OPERATING EXPENSES                                                  (23,743)      (42,681)
                                                                                   --------     ---------
                NET CASH (USED IN) PROVIDED BY
                  OPERATING ACTIVITIES                                              (22,317)      294,228

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                                                   (1,987)     (253,500)
                                                                                   --------     ---------
  (DECREASE) INCREASE IN CASH                                                       (24,304)       40,728


CASH, BEGINNING OF PERIOD                                                            80,029        41,131
                                                                                   --------     ---------
CASH, END OF PERIOD                                                                $ 55,725     $  81,859
                                                                                   ========     =========


RECONCILIATION OF NET (LOSS) INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:

  NET (LOSS) INCOME                                                                $(18,973)    $  91,630
  ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME
    TO NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:

                GAIN ON SALE OF LAND                                                   --     (122,887.00)
                NET PROCEEDS FROM SALE OF LAND                                         --      333,194.00
                DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    (3,269)       (7,627)
                INCREASE IN PREPAID EXPENSES                                            (75)          (82)
                                                                                   --------     ---------
                NET CASH (USED IN) PROVIDED BY OPERATING
                  ACTIVITIES                                                       $(22,317)    $ 294,228
                                                                                   ========     =========



SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS I, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)


A.   ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

B.   RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                                  1999               1998
                                                  ----               ----
     Management Fees                             $6,075            $ 6,075
     Accounting Fees                                --                 --
     Transfer Fees                               $  200            $   600