Form 10-K405
period 1999-12-31
SOUTHEAST ACQUISITIONS I L P
filed 2000-03-15
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               COMMISSION FILE NUMBER: 0-16835 (FORMERLY 33-12125)

      ---------------------------------------------------------------------

                         SOUTHEAST ACQUISITIONS I, L.P.

     ----------------------------------------------------------------------

                         (Name of issuer in its charter)


         Delaware                                           23-2454443
(State of Incorporation)                           (IRS Employer Identification
                                                        Organization Number)


                         301 South Perimeter Park Drive
                           Nashville, Tennessee 37211
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


           Issuer's telephone no., including area code: (615) 833-8716
--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act.

                           Name of each exchange: None
             Title of each Class on which registered: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                    Limited Partnership Units $1,000 Per Unit

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

                                TABLE OF CONTENTS

PART I

ITEM 1.     BUSINESS...............................................................................1
            Background.............................................................................1
            Material Recent Developments...........................................................1
            Employees..............................................................................1
            Competition............................................................................2
            Trademarks and Patents.................................................................2

ITEM 2.     PROPERTY...............................................................................2

ITEM 3.     LEGAL PROCEEDINGS......................................................................2

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................3

PART II

ITEM 5.     MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP
            INTEREST AND RELATED SECURITY HOLDER MATTERS...........................................3

ITEM 6.     SELECTED FINANCIAL DATA................................................................3

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..............................................................3
            Background.............................................................................3
            Results of Operations..................................................................4
            1999 Compared to 1998..................................................................4
            1998 Compared to 1997..................................................................4
            Liquidity and Capital Resources........................................................5
            Year 2000 Compliance...................................................................5

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................5

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE....................................................5

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP....................................5

ITEM 11.    EXECUTIVE COMPENSATION.................................................................7

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................7
            Security Ownership of Management.......................................................7
            Changes in Control.....................................................................7

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................7

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.......................8
            (a)      Index to Financial Statements.................................................8
            (b)      Reports on Form 8-K...........................................................8
            (c)      Exhibits (numbered in accordance with Item 601 of Regulation S-K).............8

SIGNATURES

                                     PART I

ITEM 1.           BUSINESS

                  Background

                  Southeast Acquisitions I, L.P. (the "Partnership") was formed on December 5, 1986, as a Delaware limited partnership. On January 2, 1987, the Partnership acquired 202.72 acres of unimproved land (the "Property") near Columbia, South Carolina. The Partnership's primary business objective is to realize appreciation in the value of the Property by holding the Property for investment and eventual sale, although there is no assurance that this will be attained. The Partnership is scheduled to terminate on December 31, 2000. There are currently no plans to extend the term of the Partnership. If there is land remaining at December 31, 2000, the current General Partner will continue to run operations through the liquidation mode.

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

                  The General Partner believes that the Partnership's cash reserves will be sufficient to last for at least one more year assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

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

                  Material Recent Developments

                  There have been no sales nor any meaningful offers received on the Property during 1999. Therefore, the Partnership has terminated its agreement with the realtor, Walter Taylor & Company, Inc. Negotiations are currently in process with another Columbia agent.

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

                  As in 1998, undeveloped land intended for industrial use is abundant in northern Richland County. At that time the South Carolina Department of Commerce provided information showing about 5,000 acres of available industrial sites in the I-77 Business Corridor, all of which are within five miles of the Partnership's Property. These include sites known as Barnett, IBM, Sony, and Northpoint Business Park. Many of these sites have rail, internal roads and all utilities. There have been very few completed sales since 1997, thus competitive conditions remain abundant.

                  The former general partner was marketing the Property and in March of 1996 the Property was designated as part of the State of South Carolina's Enterprise Zone. This designation is at least partially the result of numerous conversations with the Department of Commerce during 1996. By being awarded this designation, it means that special tax and other incentives will be available to industrial users who locate on the Partnership's Property.

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

                  At this time (February 2000), the General Partner does not believe there has been any significant change in this value and does not believe any useful conclusions would result from having the Property reappraised.

ITEM 3.           LEGAL PROCEEDINGS

                  The Partnership is not directly a party to, nor is the Partnership's Property directly the subject of, any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders in 1999.


                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

                  There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on May 14, 1987 of 4,225 Units of limited Partnership interests. The offering of $4,225,000 was fully subscribed and terminated on June 5, 1987. As of December 31, 1999, there were 204 limited partners in the Partnership.

ITEM 6.           SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------
                      For the Year  For the Year  For the Year  For the Year    For the Year
                        Ended           Ended        Ended          Ended          Ended
                      December 31,  December 31,  December 31,   December 31,   December 31,
                         1999           1998          1997           1996           1995
--------------------------------------------------------------------------------------------

Operating Revenues    $     1,829    $   75,540   $     3,430    $    56,856     $     1,952
--------------------------------------------------------------------------------------------

Net Income (Loss)     $   (24,474)   $   34,656   $   (60,155)   $  (954,284)*   $    (6,520)
--------------------------------------------------------------------------------------------

Net Income (Loss)
per Unit of Limited
Partnership
Interest              $     (5.79)   $     8.20   $    (14.24)   $   (255.87)    $     (1.54)
--------------------------------------------------------------------------------------------

Total Assets          $ 2,310,560    $2,338,025   $ 2,561,131    $ 2,611,596     $ 3,564,268
--------------------------------------------------------------------------------------------

Long Term
Obligations               None           None          None           None            None
--------------------------------------------------------------------------------------------

Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest                  None       $       60        None           None            None
--------------------------------------------------------------------------------------------

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

                  1999 Compared to 1998

                  The Partnership's activities for fiscal years 1999 and 1998 were primarily focused on selling the Property. During 1999 no property was sold, nor were any meaningful offers received, and income consisted only of $1,829 of interest income. During 1998 the Partnership sold 16.918 acres of land at $22,000 per acre and had interest income of $4,350. This sale resulted in a gain of $71,190. During 1998 a distribution of $60 per Unit was made to the Limited Partners. There were no distributions during 1999.

                  In 1999 the Partnership had $26,303 in expenses compared to $40,884 in 1998. These expenses included $17,289 in general and administrative fees, $8,100 in management fees, $281 in real estate taxes, $303 for insurance and $330 for Delaware franchise and excise tax. The decrease in general and administrative expenses from 1998 to 1999 resulted primarily from a decrease of $14,378 for legal and accounting fees which resulted from a decreased dependency on legal and accounting professionals for assistance in preparing Securities & Exchange Commission reports.

                  1998 Compared to 1997

                  The Partnership's activities for fiscal years 1998 and 1997 were primarily focused on selling the Property. During 1998 the Partnership sold
16.918 acres of land that resulted in a gain of $71,190 and had interest income of $4,350. During 1998 a distribution of $60 per Unit was made to the Limited Partners. Prior to 1998 no distributions were made. During 1997 the Partnership did not receive any offers and sold no portion of the Property. Revenues for 1997 consisted primarily of interest income of $3,430.

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

                  Inflation did not have a material impact on operations during 1999, 1998 and 1997.

                  Liquidity And Capital Resources

                  Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves of $52,564 at December 31, 1999. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses for an additional year. However, if additional expenses are incurred or should the Partnership decide to construct infrastructure improvements to enhance the marketability of the Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

                  Year 2000 Compliance

                  The Partnership's operations are not dependent in any meaningful way on computer hardware or software. The "Year 2000 Issue" generally refers to the inability of computer software or hardware to recognize years in more than two digits. As a result, the year 2000 would appear as "00" and may be viewed by the computer as the year 1900. There was no effect on the Partnership's accounting systems or the Limited Partner registration records from the "Year 2000 Issue."

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the years ended December 31, 1999, 1998 and 1997, together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K.

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

                  Mr. Sorenson, age 74 has over 38 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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

                  The other member of the General Partner is Southeast Venture LLC ("SVLLC"). The officers and key employees of SVLLC include the following:

                  Paul J. Plummer, age 50. Mr. Plummer is a registered architect and serves as director of architectural services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SVLLC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

                  Wood S. Caldwell, age 46. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SV in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

                  Axson E. West, age 45. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SV in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. Mr. West is director of the Nashville Board of Realtors and president elect of the board's commercial investment division. He received his bachelor of arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

                  Cameron W. Sorenson, age 38. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large scale land development ventures for SVLLC. Prior to joining SV in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his bachelor of science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

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

ITEM 11.          EXECUTIVE COMPENSATION

                  During the fiscal years ended December 31, 1999 and 1998, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid to the General Partner management fees of $8,100 in the fiscal years ended December 31, 1999 and 1998. See Item 13 of this report, "Certain Relationships and Related Transactions."


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

-----------------------------------------------------------------------------------------
                                                                                 Percent
 Title of Class        Beneficial Owner               Beneficial Ownership      of Class
 --------------        ----------------               --------------------      --------
=========================================================================================

Units of Limited       F&D Development, Inc.          $250,000 representing        5.9%
Partnership            102 Goldeneye Drive            250 Units of Limited
Interest               Kiawah Island, SC 29455        Partnership Interest

                  As of December 31, 1999, no other person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the Units of the Partnership.

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

                  The General Partner is entitled to receive 1% of cash distributions until the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). Thereafter, the General Partner will receive 30% of cash distributions. During 1999, 1998, and 1997 the General Partner received no cash distributions.

                  At the special meeting of Limited Partners held on November 6, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's Property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the property, provided that the General Partner or its affiliates would only be entitled to up to 50% of any such compensation. Any such real estate commission or disposition fee that is paid to the General Partner will reduce distributions to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 1999 the General Partner did not receive any real estate sales commission.




                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

                  (a)   Index to Financial Statements
                        Report of Independent Auditors                                      F-1
                        Balance Sheets                                                      F-2
                        Statements of Operations                                            F-3
                        Statements of Partners' Equity (Deficit)                            F-4
                        Statements of Cash Flows                                            F-5
                        Notes to Financial Statements                                       F-6

                        Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

                  (b)   Reports on Form 8-K

                        No reports on Form 8-K were filed by the Partnership during the fourth quarter of 1999.

                  (c)   Exhibits (numbered in accordance with Item 601 of
                        Regulation S-K)

------------------------------------------------------------------------------------

Exhibit Numbers                            Description                 Page Numbers
------------------------------------------------------------------------------------

3.1(a)         Certificate of Limited Partnership                             *
------------------------------------------------------------------------------------

3.1(b) & (4)   Restated Limited Partnership Agreement                        **
------------------------------------------------------------------------------------

3.1(c)         First Amendment to Restated Limited Partnership Agreement    E-1
------------------------------------------------------------------------------------

9              Not Applicable
------------------------------------------------------------------------------------

11             Not Applicable
------------------------------------------------------------------------------------

12             Not Applicable
------------------------------------------------------------------------------------

13             Not Applicable
------------------------------------------------------------------------------------

16             Not Applicable
------------------------------------------------------------------------------------

18             Not Applicable
------------------------------------------------------------------------------------

19             Not Applicable
-----------------------------------------------------------------------------------

22             Not Applicable
------------------------------------------------------------------------------------

24             Not Applicable
------------------------------------------------------------------------------------

25             Not Applicable
------------------------------------------------------------------------------------

27             Financial Data Schedule (for SEC use only)
------------------------------------------------------------------------------------

28             Not Applicable
------------------------------------------------------------------------------------

29             Not Applicable
------------------------------------------------------------------------------------

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


                                     SOUTHEAST ACQUISITIONS I, L.P.
                                     a Delaware limited partnership



                                     By: SOUTHERN MANAGEMENT GROUP, LLC
                                         General Partner


                                     By: /s/ RICHARD W. SORENSON
                                         ---------------------------------------
                                         RICHARD W. SORENSON
                                         President and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                          Title                          Date
         ---------                          -----                          ----

/s/ Richard W. Sorenson         President, Chief Executive Officer       3/15/00
                                Southern Management Group, LLC

                         SOUTHEAST ACQUISITIONS I, L.P.
        (A Limited Partnership Scheduled to Terminate December 31, 2000)

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                      with

                         REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS


Partners
Southeast Acquisitions I, L.P.
Nashville, Tennessee


We have audited the accompanying balance sheets of Southeast Acquisitions I, L.P. (a Delaware limited partnership scheduled to terminate December 31, 2000) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions I, L.P. (a limited partnership scheduled to terminate December 31, 2000) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998, and 1997 in conformity with generally accepted accounting principles.

WILLIAMS BENATOR & LIBBY, LLP

Atlanta, Georgia
January 13, 2000

BALANCE SHEETS

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)


                                                        December 31
                                                    1999           1998
                                                 -----------    -----------
ASSETS

Land held for sale--Note D                       $ 2,257,996    $ 2,257,996

Cash and cash equivalents                             52,564         80,029
                                                 -----------    -----------
                                                 $ 2,310,560    $ 2,338,025
                                                 ===========    ===========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses            $    12,473    $    13,477

Partners' equity (deficit)--Note C
    General partner                                  (10,662)       (10,417)
    Limited partners (4,225 units outstanding)     2,308,749      2,334,965
                                                 -----------    -----------
                                                   2,298,087      2,324,548
                                                 -----------    -----------
                                                 $ 2,310,560    $ 2,338,025
                                                 ===========    ===========



See notes to financial statements.

STATEMENTS OF OPERATIONS

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)



                                                        Year Ended December 31
                                                      1999       1998       1997
                                                    ------------------------------
Revenues:
    Gain on sale of land                            $    -0-    $71,190   $    -0-
    Interest and other income                          1,829      4,350      3,430
                                                    --------    -------   --------
                                                       1,829     75,540      3,430
Expenses:
    General and administrative                        17,619     32,163     13,222
    Management fee--Note B                             8,100      8,100      1,221
    Real estate taxes                                    281        295        301
    Insurance                                            303        326        214
    Professional and other fees related to change
      in general partner and amendment of
      partnership agreement                              -0-        -0-     48,627
                                                    --------    -------   --------
                                                      26,303     40,884     63,585
                                                    --------    -------   --------
Net income (loss)--Note C:
    General partners                                    (245)       347       (602)
    Limited partners                                 (24,229)    34,309    (59,553)
                                                    --------    -------   --------
                                                    $(24,474)   $34,656   $(60,155)
                                                    ========    =======   ========
Net income (loss) per limited partnership unit      $  (5.79)   $  8.20   $ (14.24)
                                                    ========    =======   ========



See notes to financial statements.

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)



                                                  General      Limited
                                                  Partners     Partners         Total
                                                  --------    -----------    -----------
Balance at January 1, 1997                        $(10,162)   $ 2,613,709    $ 2,603,547

Net loss for the year ended December 31, 1997         (602)       (59,553)       (60,155)
                                                  --------    -----------    -----------

Balance at December 31, 1997                       (10,764)     2,554,156      2,543,392

Net income for the year ended December 31, 1998        347         34,309         34,656

Distributions ($60 per unit)                           -0-       (253,500)      (253,500)
                                                  --------    -----------    -----------
Balance at December 31, 1998                       (10,417)     2,334,965      2,324,548

Net loss for the year ended December 31, 1999         (245)       (24,229)       (24,474)

Distributions ($.47 per unit)                          -0-         (1,987)        (1,987)
                                                  --------    -----------    -----------

Balance at December 31, 1999                      $(10,662)   $ 2,308,749    $ 2,298,087
                                                  ========    ===========    ===========



See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS I, L.P
(A Limited Partnership Scheduled to Terminate December 31, 2000)


                                                                     Year Ended December 31
                                                                 1999         1998        1997
                                                               ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                          $(24,474)   $  34,656    $(60,155)
    Adjustments to reconcile net income (loss) to net cash
       (used in) provided by operating activities:
         Gain on sale of land                                       -0-      (71,190)        -0-
         Net proceeds from sale of land                             -0-      333,194         -0-
         (Decrease) increase in accounts payable and
             accrued expenses                                    (1,004)      (4,262)      9,690
                                                               --------    ---------    --------
                              NET CASH (USED IN) PROVIDED BY
                                        OPERATING ACTIVITIES    (25,478)     292,398     (50,465)

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions paid to limited partners                       (1,987)    (253,500)        -0-
                                                               --------    ---------    --------
                                (DECREASE) INCREASE IN CASH
                                        AND CASH EQUIVALENTS    (27,465)      38,898     (50,465)

Cash and cash equivalents at beginning of year                   80,029       41,131      91,596
                                                               --------    ---------    --------

                                   CASH AND CASH EQUIVALENTS
                                              AT END OF YEAR   $ 52,564    $  80,029    $ 41,131
                                                               ========    =========    ========



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)

December 31, 1999


NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions I, L.P. (a limited partnership scheduled to terminate December 31, 2000) ("the Partnership") is a Delaware limited partnership that was formed to acquire and sell undeveloped land. The Partnership was formed during December 1986 and received equity contributions totaling $4,225,000 through the sale of 4,225 limited partnership units during 1987. The Partnership was originally scheduled to terminate on December 31, 1997. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2000. It is the intention of the general partner to operate in liquidation mode subsequent to December 31, 2000.

During 1987, the Partnership purchased approximately 203 acres of undeveloped land near Columbia, South Carolina, which is being marketed for sale. During 1998, the Partnership sold approximately 17 acres. There were no sales of land during the years ended December 31, 1999 and 1997. At December 31, 1999, the land consisted of approximately 186 acres.

The following accounting policies are presented to assist the reader in understanding the Partnership's financial statements:

Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are recognized upon the closing of an enforceable sales contract and upon the Partnership's full execution of its obligations under the contract.

Land Held for Sale: Land held for sale is carried at the lower of cost or fair value less estimated cost to sell. The Partnership's land is carried net of the remaining portion of an original write-down of $996,645 that was recognized during the year ended December 31, 1996. The carrying value is based on an independent appraisal, less cost to sell, estimated at 10% of fair value.

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. The write-down of the land's carrying value that has been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 1999 and 1998, the remaining portion of the 1996 write-down that had not been recognized for income tax purposes totaled $965,167.

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)


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


NOTE B--RELATED PARTY TRANSACTIONS

During the years ended December 31, 1999, 1998 and 1997, the Partnership paid management fees of $8,100, $8,100 and $1,221, respectively, to the current general partner, as provided for in the amendment to the partnership agreement that was adopted during November 1997. All management fees owed to the previous general partner under the original partnership agreement were fully paid by December 31, 1994. Accordingly, no management fees were paid to the previous general partner during the year ended December 31, 1997.

The amended partnership agreement provides for annual management fees of $8,100 to be paid to the current general partner through the year ending December 31, 2000.

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. During the years ended December 31, 1999 and 1998, reimbursements to the current general partner's members and related companies totaled $1,241 and $7,693, respectively. Reimbursements to the previous general partner totaled $41,214 during the year ended December 31, 1997. No reimbursements were made to the current general partner during the year ended December 31, 1997.

During the year ended December 31, 1998, the Partnership paid a commission to the current general partner of $18,610 related to the sale of land, as provided for in the amended partnership agreement.

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)


NOTE C--PARTNERSHIP AGREEMENT

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Except for distributions in connection with the liquidation of the Partnership, cash distributions are to be allocated 1% to the general partner and 99% to the limited partners, in proportion to their units, until the limited partners have received distributions equal to a 10% noncompounded cumulative annual return on their adjusted capital contributions, as defined ($5,060,971 at December 31, 1999). After the 10% cumulative return has been satisfied, cash distributions are to be allocated 1% to the general partner and 99% to the return of the limited partners' capital contributions, in proportion to their units ($4,225,000 at December 31, 1999). Any subsequent cash distributions are to be allocated 30% to the general partner and 70% to the limited partners in proportion to their units. Amounts distributed in connection with the liquidation of the Partnership are to be distributed in accordance with each partner's adjusted capital account as defined in the partnership agreement.

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

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)


NOTE C--PARTNERSHIP AGREEMENT--Continued

During the years ended December 31, 1999 and 1998, the Partnership paid distributions against the limited partners' cumulative annual return in accordance with the partnership agreement of $1,987 and $253,500, respectively. No distributions were paid during the year ended December 31, 1997.

Total compensation paid to all persons, including the general partner, upon sale of the Partnership's property, is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price. The general partner or its affiliates are entitled to receive up to 50% of any such compensation. Any such commission or disposition fee paid to the general partner would reduce any distribution that it would otherwise be entitled to pursuant to the partnership agreement. The general partner or an affiliate may be given the exclusive right to sell the property.


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 1999 and 1998, land consisted of the following:

        Description                   Initial Cost            Carrying Amount            Date Acquired
        -----------                   ------------            ---------------            -------------
185.802 acres of unimproved land
    near Columbia, South Carolina      $3,223,163                $2,257,996               January 1987
                                       ==========                ==========


There were no liens on the land as of December 31, 1999 and 1998. At December 31, 1999 and 1998, the aggregate carrying value of the land for income tax purposes was $3,223,163. The difference between the carrying value for financial statement purposes and income tax purposes resulted from a write-down that was recorded for financial statement purposes as more fully described in Note A.

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY--Continued

Land activity during the year ended December 31, 1997, 1998 and 1999, consisted of the following:

         Balance at January 1, 1997            $ 2,520,000
         Additions                                     -0-
         Deductions--cost of land sold                 -0-
                                               -----------
         Balance at December 31, 1997          $ 2,520,000
         Additions                                     -0-
         Deductions--cost of land sold            (262,004)
                                               -----------
         Balance at December 31, 1998          $ 2,257,996
         Additions                                     -0-
         Deductions--cost of land sold                 -0-
                                               -----------
         Balance at December 31, 1999          $ 2,257,996
                                               ===========