Form 10-Q
period 2000-03-31
SOUTHEAST ACQUISITIONS I L P
filed 2000-05-15
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2000 TO MARCH 31, 2000.


Commission File number:  0-16835 (formerly 33-12125-A)
                        ------------------------------


                         SOUTHEAST ACQUISITIONS I, L.P.
                         ------------------------------
                           (Exact name of registrant)


Delaware                                   23-2454443
--------                                   ----------

(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)


3011 Armory Drive
Suite 310
Nashville, Tennessee 37204
(Address of Principal Executive Offices)

Issuer's Telephone Number: 615-834-0872
                           ------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at March 31, 2000 are attached hereto as Exhibit A.

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

         Results of Operations for First Quarter of 2000 Compared with First Quarter of 1999

         The Partnership activities for the first quarter of 2000 and the first quarter of 1999 were focused on the sale of Partnership property. During the first quarter of 2000, as in 1999, there were no sales. The only income during the first quarter of 2000 consisted of interest income of $347 as compared with $551 in the first quarter of 1999. The decrease in interest income was primarily due to a lower cash reserve which has resulted from no sales activity and the use of cash to pay operating expenses.

         Expenses in the first quarter of 2000 included general and administrative expenses of $4,211 versus $5,153 in the first quarter of 1999. The decrease was primarily due to a decrease in fees charged to file the Securities & Exchange Commission's reports. Also, there were no legal fees incurred during the first quarter of 2000. In addition, the Partnership had $2,025 of management fees in the first quarter of 2000, which was the same amount incurred in the first quarter of 1999. Other expenses in the first quarter of 2000 were real estate taxes of $70 and insurance of $167, which were comparable to the same expenses in the first quarter of 1999.

         Inflation did not have any material impact on operations during the first quarter of 2000 and it is not expected to materially impact future operations.

         There were no sales nor any meaningful offers received on the Property during 1999. Therefore, the Partnership has terminated its agreement with the realtor, Walter Taylor & Company, Inc. The Partnership has since entered into an agreement with Colliers Keenan of Columbia, South Carolina.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $40,185 at March 31, 2000, which will be used to cover the following estimated annual costs: management fees of $8,100, accounting fees of $13,200, legal fees of $5,000, insurance costs of $668, taxes of $281, and other administrative costs of $6,500. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional year of operation. However, if additional expenses are incurred, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There are no changes in the Partnership=s securities during the first quarter of fiscal year 2000.

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

         No matters were submitted to the Partners for a vote during the first quarter of 2000.

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




Signature                                Title                       Date
---------                                -----                       ----

/s/ Richard W. Sorenson              President,                  May 15, 2000
---------------------------          Southern Management         ------------
Richard W. Sorenson                  Group, LLC


                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP

                                 BALANCE SHEETS



                                                   MARCH 31,
                                                     2000            DECEMBER 31,
                      ASSETS                     (UNAUDITED)            1999
                                                 ------------       -----------
         .
LAND HELD FOR SALE                                $ 2,257,996       $ 2,257,996

CASH AND CASH EQUIVALENTS                              40,185            52,564

PREPAID INSURANCE                                         502              --
                                                  -----------       -----------
                                                  $ 2,298,683       $ 2,310,560
                                                  ===========       ===========


         LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES             $     6,722       $    12,473

PARTNERS' EQUITY:
  GENERAL PARTNER                                     (10,723)          (10,662)
  LIMITED PARTNERS (4,225 UNITS OUTSTANDING)        2,302,684         2,308,749
                                                  -----------       -----------
                                                    2,291,961         2,298,087
                                                  -----------       -----------
                                                  $ 2,298,683       $ 2,310,560
                                                  ===========       ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS I, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)


                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31
                                                   2000                 1999
                                                   ----                 ----
REVENUES:
  Interest income                               $       347         $       551
                                                -----------         -----------
                                                        347                 551
                                                -----------         -----------
EXPENSES:
  GENERAL AND ADMINISTRATIVE                          4,211               5,153
  MANAGEMENT FEE                                      2,025               2,025
  REAL ESTATE TAXES                                      70                  79
  INSURANCE                                             167                  76
  DELAWARE FRANCHISE AND EXCISE TAX                    --                   230
                                                -----------         -----------
                                                      6,473               7,563
                                                -----------         -----------

NET (LOSS) INCOME                                    (6,126)             (7,012)

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                             2,298,087           2,324,547
                                                -----------         -----------

CAPITAL DISTRIBUTION                                   --                (1,862)

PARTNERS' EQUITY,
  END OF PERIOD                                 $ 2,291,961         $ 2,315,673
                                                ===========         ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                   4,225               4,225
                                                ===========         ===========

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                                      $     (1.44)        $     (1.64)
                                                ===========         ===========


                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31
                                                                        ----------------------
                                                                          2000          1999
                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  INTEREST INCOME RECEIVED                                                  347            551
  CASH PAID FOR OPERATING EXPENSES                                      (12,726)       (12,754)
                                                                       --------       --------
                NET CASH USED IN
                  OPERATING ACTIVITIES                                  (12,379)       (12,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                                         --           (1,862)
                                                                       --------       --------
  DECREASE IN CASH                                                      (12,379)       (14,065)

CASH, BEGINNING OF PERIOD                                                52,564         80,029
                                                                       --------       --------
CASH, END OF PERIOD                                                    $ 40,185       $ 65,964
                                                                       ========       ========


RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

  NET LOSS                                                             $ (6,126)      $ (7,012)
  ADJUSTMENTS TO RECONCILE NET LOSS
    TO NET CASH USED IN
    OPERATING ACTIVITIES:

                DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES        (5,751)        (4,964)
                INCREASE IN PREPAID EXPENSES                               (502)          (227)
                                                                       --------       --------
                NET CASH USED IN OPERATING
                  ACTIVITIES                                           $(12,379)      $(12,203)
                                                                       ========       ========



SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS I, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 2000
                                   (Unaudited)

A.    ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

B.    RELATED PARTY TRANSACTIONS

 The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:


                                              2000                1999
                                              ----                ----
      Management Fees                       $ 2,025             $ 2,025
      Accounting Fees                           --                  --
      Transfer Fees                         $    50             $    25
      Reimbursements                        $   718             $   559
