Form 10-Q
period 2000-06-30
SOUTHEAST ACQUISITIONS I L P
filed 2000-08-14
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 2000
          TO JUNE 30, 2000.



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

3011 Armory Drive, Suite 310
Nashville, Tennessee 37204
(Address of Principal Executive Offices)

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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at June 30, 2000 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in a certain 202.72 acre parcel of undeveloped land near Columbia, South Carolina (the "Property") by holding it for investment and eventual sale. However, there can be no assurance that the Partnership's objectives will be realized. At June 30, 2000, the remaining land consisted of approximately 185 acres of South Carolina land.

         The Partnership is scheduled to terminate on December 31, 2000. There are currently no plans to extend the Partnership agreement. If there is land remaining at December 31, 2000, the current General Partner will continue to run operations through the liquidation mode.

         Results of Operations for Second Quarter of 2000 Compared with Second Quarter of 1999

         The Partnership activities for the second quarter of 2000 and the second quarter of 1999 were focused on the sale of Partnership property. During the second quarter of 2000 as in 1999, there were no sales. The only income during the second quarter of 2000 consisted of interest income of $248 as compared with $455 in the second quarter of 1999. The decrease in interest income was primarily due to a lower cash reserve which has resulted from no sales activity and the use of cash to pay operating expenses.

         Expenses in the second quarter of 2000 included general and administrative expenses of $5,071 versus $4,487 in the second quarter of 1999. The increase was primarily due to an increase in legal fees. In addition, the Partnership had $2,025 of management fees in the second quarter of 2000, which was the same amount incurred in the second quarter of 1999. Other expenses in the second quarter of 2000 were real estate taxes of $70, insurance of $167, and Delaware franchise and excise tax fees of $100, which were comparable to the same expenses in the second quarter of 1999.

         Inflation did not have any material impact on operations during the second quarter of 2000 and it is not expected to materially impact future operations.

         There were no sales nor any meaningful offers received on the Property during 1999. Therefore, the Partnership has terminated its agreement with the realtor, Walter Taylor & Company, Inc. The Partnership has since entered into an agreement with Colliers Keenan of Columbia, South Carolina.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $34,358 at June 30, 2000, which will be used to cover the following estimated costs: management fees of $4,050, accounting fees of $7,250, legal fees of $2,500, insurance costs of $334, taxes of $140, and other administrative costs of $3,000. In the General Partner's opinion, the Partnership's reserves will be sufficient for the remaining six months. However, if additional expenses are incurred, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the second quarter of fiscal year 2000.

Item 3 - Defaults Upon Senior Securities

         There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there have been no arrearages or delinquencies with respect to any such preferred stock.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to the Partners for a vote during the second quarter of 2000.

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



Signature                              Title                         Date
---------                              -----                         ----

/s/ Richard W. Sorenson          Member,                       August 11, 2000
---------------------------      Southern Management
Richard W. Sorenson              Group, LLC


                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP

                                 BALANCE SHEETS

                                                     JUNE 30
                                                       2000           DECEMBER 31,
                           ASSETS                  (UNAUDITED)           1999
                                                   ------------       ------------
LAND HELD FOR SALE                                  $ 2,257,996       $ 2,257,996

CASH AND CASH EQUIVALENTS                                34,358            52,564

PREPAID INSURANCE                                           335                --
                                                    -----------       -----------
                                                    $ 2,292,689       $ 2,310,560
                                                    ===========       ===========


              LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES               $     7,913       $    12,473

PARTNERS' EQUITY:
  GENERAL PARTNER                                       (10,795)          (10,662)
  LIMITED PARTNERS (4,225 UNITS OUTSTANDING)          2,295,571         2,308,749
                                                    -----------       -----------
                                                      2,284,776         2,298,087
                                                    -----------       -----------
                                                    $ 2,292,689       $ 2,310,560
                                                    ===========       ===========




SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                ENDED JUNE 30                      ENDED JUNE 30
                                        -----------------------------       -----------------------------
                                            2000              1999              2000              1999
                                            ----              ----              ----              ----
REVENUES:
  GAIN ON SALE OF LAND                  $        --       $        --       $        --       $        --
  INTEREST INCOME                               248               455               595             1,006
  OTHER INCOME                                   --                --                --                --
                                        -----------       -----------       -----------       -----------
                                        $       248       $       455       $       595       $     1,006
                                        -----------       -----------       -----------       -----------
EXPENSES:
  GENERAL AND ADMINISTRATIVE                  5,071             4,487             9,282             9,640
  MANAGEMENT FEE                              2,025             2,025             4,050             4,050
  REAL ESTATE TAXES                              70                79               140               158
  INSURANCE                                     167                75               334               151
  DELAWARE FRANCHISE & EXCISE TAX               100               100               100               330
                                        -----------       -----------       -----------       -----------
                                              7,433             6,766            13,906            14,329
                                        -----------       -----------       -----------       -----------

NET INCOME (LOSS)                            (7,185)           (6,311)          (13,311)          (13,323)

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                     2,291,961         2,315,673         2,298,087         2,324,547
                                        -----------       -----------       -----------       -----------

CAPITAL DISTRIBUTION                             --              (125)               --            (1,987)

PARTNERS' EQUITY, END OF PERIOD         $ 2,284,776       $ 2,309,237       $ 2,284,776       $ 2,309,237
                                        ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                           4,225             4,225             4,225             4,225
                                        ===========       ===========       ===========       ===========
INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP INTEREST      $     (1.68)      $     (1.47)      $     (3.12)      $     (3.12)
                                        ===========       ===========       ===========       ===========




SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE SIX MONTHS
                                                                        ENDED JUNE 30
                                                                 --------------------------
                                                                    2000            1999
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  INTEREST INCOME RECEIVED                                             595          1,006
  CASH PAID FOR OPERATING EXPENSES                                 (18,801)       (20,948)
                                                                  --------       --------
                 NET CASH USED IN OPERATING ACTIVITIES             (18,206)       (19,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                                      --         (1,987)
                                                                  --------       --------
                DECREASE IN CASH                                   (18,206)       (21,929)

CASH, BEGINNING OF PERIOD                                           52,564         80,029
                                                                  --------       --------
CASH, END OF PERIOD                                               $ 34,358       $ 58,100
                                                                  ========       ========


RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

  NET LOSS                                                        $(13,311)      $(13,323)
  ADJUSTMENTS TO RECONCILE NET LOSS
    TO NET CASH USED IN OPERATING ACTIVITIES:

                DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES   (4,560)        (6,468)
                INCREASE IN PREPAID INSURANCE                         (335)          (151)
                                                                  --------       --------
                NET CASH USED IN OPERATING ACTIVITIES             $(18,206)      $(19,942)
                                                                  ========       ========




SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS I, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 2000
                                   (Unaudited)

A.    ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

B.    RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:


                                         2000            1999
                                         ----            ----
      Management Fees                   $4,050          $4,050
      Reimbursements                    $1,056          $  711
