Form 10-Q
period 2000-09-30
SOUTHEAST ACQUISITIONS I L P
filed 2000-11-13
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO SEPTEMBER 30, 2000.



Commission File number: 0-16835 (formerly 33-12125-A)



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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at September 30, 2000 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in a certain 202.72 acre parcel of undeveloped land near Columbia, South Carolina (the "Property") by holding it for investment and eventual sale. However, there can be no assurance that the Partnership's objectives will be realized. At September 30, 2000, the remaining land consisted of approximately 185 acres of South Carolina land.

         The Partnership is scheduled to terminate on December 31, 2000. There are currently no plans to extend the Partnership agreement. If there is land remaining at December 31, 2000, the current General Partner will continue to run operations through the liquidation mode.

         Results of Operations for Third Quarter of 2000 Compared with Third Quarter of 1999

         The Partnership activities for the third quarter of 2000 and the third quarter of 1999 were focused on the sale of Partnership property. During the third quarter of 2000, as in 1999, there were no sales. The only income during the third quarter of 2000 consisted of interest income of $218 as compared with $420 in the third quarter of 1999. The decrease in interest income was primarily due to a lower cash reserve which has resulted from no sales activity and the use of cash to pay operating expenses.

         Expenses in the third quarter of 2000 included general and administrative expenses of $4,192 versus $3,890 in the third quarter of 1999. The increase was primarily due to an increase in legal fees. In addition, the Partnership had $2025 of management fees in the third quarter of 2000, which was the same amount incurred in the third quarter of 1999. Other expenses in the third quarter of 2000 were real estate taxes of $70 and insurance costs of $167, which were comparable to the same expenses in the third quarter of 1999.

         Inflation did not have any material impact on operations during the third quarter of 2000, and it is not expected to materially impact future operations.

         There were no sales nor any meaningful offers received on the property during 1999. Therefore, the Partnership has terminated its agreement with the realtor, Walter Taylor & Company, Inc. The Partnership has since entered into an agreement with Colliers Keenan of Columbia, South Carolina.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $33,156 at September 30, 2000, which will be used to cover the following estimated costs: management fees of $2,025, accounting fees of $10,000, legal fees of $2,500, insurance premiums of $167, taxes of $281, and other administrative costs of $2,000. In the General Partner's opinion, the Partnership's reserves will be sufficient for the remaining three months. However, if additional expenses are incurred, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the third quarter of fiscal year 2000.

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

         No matters were submitted to the Partners for a vote during the third quarter of 2000.

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

Signature                                 Title                     Date


/s/ Richard W. Sorenson
------------------------------        Member,                  November 9, 2000
Richard W. Sorenson                   Southern Management      ----------------
                                      Group, LLC

                                   EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP

                                 BALANCE SHEETS

                                                    SEPTEMBER 30,       DECEMBER 31,
                                                        2000                1999
                                                     -----------        -----------
                           ASSETS                                       (UNAUDITED)
Land held for sale                                   $ 2,257,996        $ 2,257,996

Cash and cash equivalents                                 33,156             52,564

Prepaid insurance                                            168                 --
                                                     -----------        -----------
                                                     $ 2,291,320        $ 2,310,560
                                                     ===========        ===========

              LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                $    12,780        $    12,473

Partners' equity:
  General partner                                        (10,857)           (10,662)
  Limited partners (4,225 units outstanding)           2,289,397          2,308,749
                                                     -----------        -----------
                                                       2,278,540          2,298,087
                                                     -----------        -----------
                                                     $ 2,291,320        $ 2,310,560
                                                     ===========        ===========



See notes to financial statements.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                       FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                    --------------------------    --------------------------
                                       2000           1999           2000           1999
                                    -----------    -----------    -----------    -----------
Revenues:

  Interest income                   $       218    $       420    $       813    $     1,426
                                    -----------    -----------    -----------    -----------
                                    $       218    $       420    $       813    $     1,426
                                    -----------    -----------    -----------    -----------
EXPENSES:
  General and administrative              4,192          3,890         13,473         13,530
  Management fee                          2,025          2,025          6,075          6,075
  Real estate taxes                          70             79            210            237
  Insurance                                 167             76            502            227
  Delaware franchise & excise tax            --             --            100            330
                                    -----------    -----------    -----------    -----------
                                          6,454          6,070         20,360         20,399
                                    -----------    -----------    -----------    -----------
NET INCOME (LOSS)                        (6,236)        (5,650)       (19,547)       (18,973)

Partners' equity,

  Beginning of period                 2,284,776      2,309,237      2,298,087      2,324,547
                                    -----------    -----------    -----------    -----------
Capital distribution                         --             --             --         (1,987)

Partners' equity,
  end of period                     $ 2,278,540    $ 2,303,587    $ 2,278,540    $ 2,303,587
                                    ===========    ===========    ===========    ===========
Weighted average number
  of limited partnership

  Units outstanding                       4,225          4,225          4,225          4,225
                                    ===========    ===========    ===========    ===========
Income (loss) from operations
  per limited partnership
  interest                          $     (1.46)   $     (1.32)   $     (4.58)   $     (4.45)
                                    ===========    ===========    ===========    ===========



See notes to financial statements.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE NINE MONTHS
                                                                                ENDED SEPTEMBER 30
                                                                               --------------------
                                                                                 2000        1999
                                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest income received                                                          813       1,426
  Cash paid for operating expenses                                              (20,221)    (23,743)
                                                                               --------    --------
                Net cash used in
                  operating activities                                          (19,408)    (22,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                                   --      (1,987)
                                                                               --------    --------
                Decrease in cash                                                (19,408)    (24,304)

Cash, beginning of period                                                        52,564      80,029
                                                                               --------    --------
Cash, end of period                                                            $ 33,156    $ 55,725
                                                                               ========    ========

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

  Net loss                                                                     $(19,547)   $(18,973)
  Adjustments to reconcile net loss
    to net cash used in
    operating activities:

                Increase (decrease) in accounts payable and accrued expenses        307      (3,269)
                Increase in prepaid insurance                                      (168)        (75)
                                                                               --------    --------
                Net cash used in operating
                  activities                                                   $(19,408)   $(22,317)
                                                                               ========    ========



See notes to financial statements.

                          SOUTHEAST ACQUISITIONS I, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)

A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                     2000              1999
                                    ------            ------

         Management Fees            $6,075            $6,075
         Reimbursements             $1,329            $  876