Form 10-K405
period 2000-12-31
SOUTHEAST ACQUISITIONS I L P
filed 2001-03-28
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               COMMISSION FILE NUMBER: 0-16835 (FORMERLY 33-12125)

                      ------------------------------------

                         SOUTHEAST ACQUISITIONS I, L.P.

                      ------------------------------------

------------------------------------------------------------------------------
                         (Name of issuer in its charter)

       Delaware                                  23-2454443
(State of Incorporation)      (IRS Employer Identification Organization Number)


                          3011 Armory Drive, Suite 310
                           Nashville, Tennessee 37204
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)
 ------------------------------------------------------------------------------

           Issuer's telephone no., including area code: (615) 833-8716


           Securities registered pursuant to Section 12(b) of the Act.

                           Name of each exchange: None
             Title of each Class on which registered: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                    Limited Partnership Units $1,000 Per Unit
 ------------------------------------------------------------------------------

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

                                TABLE OF CONTENTS


PART I.

ITEM I.         BUSINESS.................................................................................   1

                Background ..............................................................................   1
                Material Recent Developments.............................................................   1
                Employees................................................................................   1
                Competition..............................................................................   2
                Trademarks and Patents...................................................................   2

ITEM 2.        PROPERTY..................................................................................   2

ITEM 3.        LEGAL PROCEEDINGS.........................................................................   2

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................   2


PART II.

ITEM 5.        MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP
               INTEREST AND RELATED SECURITY HOLDER MATTERS..............................................   3

ITEM 6.        SELECTED FINANCIAL DATA...................................................................   3
               SELECTED QUARTERLY FINANCIAL DATA.........................................................   4

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.................................................................   4
               Background................................................................................   4
               Results of Operations.....................................................................   4
               2000 Compared to 1999.....................................................................   4
               1999 Compared to 1998.....................................................................   5
               Liquidity and Capital Resources...........................................................   5
               Year 2000 Compliance......................................................................   5

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................   5

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE..................................................................   5

PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP........................................   6

ITEM 11.      EXECUTIVE COMPENSATION.....................................................................   7

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................   7
              Security Ownership of Management...........................................................   7
              Changes in Control.........................................................................   7

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................   7

PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                      FORM 8-K...........................................................................   8
                            (a)     Index to Financial Statements........................................   8
                            (b)     Reports on Form 8-K..................................................   8
                            (c)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)....   8

SIGNATURES

                                     PART I

ITEM 1.           BUSINESS

Background

                  Southeast Acquisitions I, L.P. (the "Partnership") was formed on December 5, 1986, as a Delaware limited partnership. On January 2, 1987, the Partnership acquired 202.72 acres of unimproved land (the "Property") near Columbia, South Carolina. The Partnership's primary business objective is to realize appreciation in the value of the Property by holding the Property for investment and eventual sale, although there is no assurance that this will be attained. The Partnership terminated on December 31, 2000. There are currently no plans to extend the term of the Partnership. Since there is land remaining at December 31, 2000, the current General Partner will continue to run operations through the liquidation mode.

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

                  The General Partner believes that the Partnership's cash reserves will be sufficient to last through the liquidation mode assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

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

                  Material Recent Developments

                  There have been no sales nor any meaningful offers received on the Property during 2000. The Property has been listed through an agreement with a Columbia agent, Colliers Keenan. Subsequent to the year ended December 31, 2000, the Partnership has received an independent offer to purchase all of the remaining land for $2,000,000. This sale is expected to close by May, 2001.

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

                  Undeveloped land intended for industrial use is abundant in northern Richland County. The South Carolina Department of Commerce has provided information showing about 5,000 acres of available industrial sites in the I-77 Business Corridor, all of which are within five miles of the Partnership's Property. These include sites known as Barnett, IBM, Sony, and Northpoint Business Park. Many of these sites have rail, internal roads and all utilities. There have been very few completed sales since 1997. Thus, competitive conditions remain abundant.

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

                  A write-down of the Property of $457,996 was recognized during the last quarter of the year ended December 31, 2000. The December 31, 2000 carrying value was based on a pending contract for the sale of all of the Property, less cost to sell, estimated at 10% of fair value.

ITEM 3.  LEGAL PROCEEDINGS

                  The Partnership is not directly a party to, nor is the Partnership's Property directly the subject of, any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders in 2000.

                                     PART II

 ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

                  There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on May 14, 1987 of 4,225 Units of limited Partnership interests. The offering of $4,225,000 was fully subscribed and terminated on June 5, 1987. As of December 31, 2000, there were 205 limited partners in the Partnership.

ITEM 6.           SELECTED FINANCIAL DATA

                                     --------------------------------------------------------------------------------------------
                                     For the Year         For the Year        For the Year       For the Year       For the Year
                                        Ended                Ended               Ended              Ended              Ended
                                     December 31,         December 31,        December 31,       December 31,        December 31,
                                         2000                 1999                1998               1997                1996
                                     ------------         ------------        ------------       ------------        ------------
Operating Revenues                   $      1,029         $      1,829        $     75,540       $      3,430        $     58,856
                                     ------------         ------------        ------------       ------------        ------------
Net Income (Loss)                    $   (483,635)*       $    (24,474)       $     34,656       $    (60,155)       $   (954,284)**
                                     ------------         ------------        ------------       ------------        ------------
Net Income (Loss)
per Unit of Limited
Partnership Interest                 $    (114.47)        $      (5.79)       $       8.20       $     (14.24)       $    (255.87)
                                     ------------         ------------        ------------       ------------        ------------
Total Assets                         $  1,824,814         $  2,310,560        $  2,338,025       $  2,561,131        $  2,611,596
                                     ------------         ------------        ------------       ------------        ------------
Long Term Obligations                        None                 None                None               None                None
                                     ------------         ------------        ------------       ------------        ------------
Cash Distributions Declared per
Unit of Limited Partnership
Interest                                     None                 None        $         60               None                None
                                     ------------         ------------        ------------       ------------        ------------

*        Includes a provision for loss on land of $457,996.00.

**       Includes a provision for loss on land of $996,645.00.

                        SELECTED QUARTERLY FINANCIAL DATA

                        --------------------------------------------------------------------------------------------------------
                          For the         For the      For the      For the      For the       For the     For the      For the
                          Quarter         Quarter      Quarter      Quarter      Quarter       Quarter     Quarter      Quarter
                           Ended           Ended        Ended        Ended        Ended         Ended       Ended        Ended
                        December 31,   September 30,   June 30,    March 31,   December 31, September 30,  June 30,    March 31,
                            2000            2000         2000         2000        1999          1999        1999          1999
                        ------------   -------------   --------    ---------   ------------ -------------  -------     ---------

Operating Revenue        $     216        $   218      $   248      $   347      $   403      $   420      $   455      $   551
                         ---------        -------      -------      -------      -------      -------      -------      -------

Gross Profit*                  N/A            N/A          N/A          N/A          N/A          N/A          N/A          N/A
                         ---------        -------      -------      -------      -------      -------      -------      -------

Net Income (Loss)
before Extra-
ordinary Items and
Cumulative Effect
of a Change in
Accounting               $(464,088)**     $(6,236)     $(7,185)     $(6,126)     $(5,501)     $(5,650)     $(6,311)     $(7,012)
                         ---------        -------      -------      -------      -------      -------      -------      -------

Net Income (Loss)***
per Unit of Limited
Partnership
Interest                 $ (109.84)       $ (1.48)     $ (1.70)     $ (1.45)     $ (1.30)     $ (1.34)     $ (1.49)     $ (1.66)
                         ---------        -------      -------      -------      -------      -------      -------      -------

Net Income
(Loss)                   $(464,088)**     $(6,236)     $(7,185)     $(6,126)     $(5,501)     $(5,650)     $(6,311)     $(7,012)
                         ---------        -------      -------      -------      -------      -------      -------      -------


* In the real estate industry, costs of sales are netted in the gain on sale of land and are included in operating revenues; therefore, there is no breakdown for gross profit.

**       Includes a provision for loss on land of $457,996.00.

*** Net income (loss) per unit of limited partnership interest for the first three quarters of 1999 and 2000 have been restated to conform to the year-end presentation.

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

                  2000 Compared to 1999

                  The Partnership's activities for fiscal years 2000 and 1999 were primarily focused on selling the Property. During 2000, as in 1999, no property was sold. The income for 2000 consisted only of $1,029 of interest income compared to $1,829 of interest income in 1999. There were no distributions during 2000 or 1999.

                  In 2000 the Partnership had $26,668 in expenses compared to $26,303 in 1999. These expenses included $17,611 in general and administrative fees, $8,100 in management fees, $288 in real estate taxes and $669 for insurance. As previously mentioned in Item 2, the Partnership also recognized a provision for loss on land of $457,996 during 2000.

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

                  Inflation did not have a material impact on operations during 2,000, 1999 and 1998.

                  Liquidity And Capital Resources

                  Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves of $24,814 at December 31, 2000. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses through the liquidation mode. However, if additional expenses are incurred, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the years ended December 31, 2000, 1999 and 1998, together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable.

                                    PART III.

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

                  Mr. Sorenson, age 75 has over 39 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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

                  The other member of the General Partner is Southeast Venture LLC ("SVLLC"). The officers and key employees of SVLLC include the following:

                  Paul J. Plummer, age 51. Mr. Plummer is a registered architect and serves as director of architectural services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SVLLC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

                  Wood S. Caldwell, age 47. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SV in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

                  Axson E. West, age 46. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SV in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. He received his bachelor of arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

                  Cameron W. Sorenson, age 39. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large scale land development ventures for SVLLC. Prior to joining SV in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his bachelor of science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

                  Randall W. Parham, age 45. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage. Mr. Parham is a licensed real estate broker and architect. Prior to joining SVLLC in 1998, Mr. Parham was a project manager with Gresham, Smith and Partners from 1978 to 1983 and was responsible for overall project management of project team and project financial management. Following his departure from Gresham, Smith and Partners, Mr. Parham joined MetroCenter Properties, Inc., an 850 acre mixed-use development in Nashville, Tennessee. He was Vice President and was responsible for initiation and development of new projects, land sales and lease negotiations. In 1991 he purchased the assets of MetroCenter Properties and formed MetroCenter Management, Inc. where he served as President through 1997.

ITEM 11.          EXECUTIVE COMPENSATION

                  During the fiscal years ended December 31, 2000 and 1999, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid to the General Partner management fees of $8,100 in the fiscal years ended December 31, 2000 and 1999. See Item 13 of this report, "Certain Relationships and Related Transactions."


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                                                            Percent
  Title of Class                      Beneficial Owner                  Beneficial Ownership                of Class
-----------------                   ---------------------               ---------------------               --------

Units of Limited                    F&D Development, Inc.               $250,000 representing                 5.9%
Partnership                         102 Goldeneye Drive                 250 Units of Limited
Interest                            Kiawah Island, SC 29455             Partnership Interest

                  As of December 31, 2000, no other person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the Units of the Partnership.

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  From 1987 to November 6, 1997, the Partnership Agreement required the payment of $8,100 annually as an administration fee to the former general partner. The cumulative amount of such fee could not exceed $64,800 and, as of December 31, 1994, fees charged since inception amounted to $64,800. As of November 6, 1997, the Limited Partners voted and agreed to pay the new General Partner, Southern Management Group, LLC, a fee of $1,221 for the period November 6, 1997 through December 31, 1997 and annual fees of $8,100 from January 1, 1998 through December 31, 2000. No fees will be paid in 2001 since the Partnership will be operating in liquidation mode.

                  The General Partner is entitled to receive 1% of cash distributions until the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). Thereafter, the General Partner will receive 30% of cash distributions. During 2000, 1999, and 1998 the General Partner received no cash distributions.

                  At the special meeting of Limited Partners held on November 6, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's Property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the property, provided that the General Partner or its affiliates would only be entitled to up to 50% of any such compensation. Any such real estate commission or disposition fee that is paid to the General Partner will reduce distributions to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 2000 and 1999, the General Partner did not receive any real estate sales commissions. During 1998, the Partnership paid a commission of $18,610 to the General Partner in relation to the sale of land.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Index to Financial Statements
                  Report of Independent Auditors                                                 F-2
                  Balance Sheets                                                                 F-3
                  Statements of Operations                                                       F-4
                  Statements of Partners' Equity (Deficit)                                       F-5
                  Statements of Cash Flows                                                       F-6
                  Notes to Financial Statements                                                  F-7

                  Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Partnership during the fourth quarter of 2000.

         (c)      Exhibits (numbered in accordance with Item 601 of
                  Regulation S-K).


Exhibit Numbers                             Description                                              Page Numbers
---------------                             -----------                                              ------------

3.1(a)                     Certificate of Limited Partnership                                              *

3.1(b) & (4)               Restated Limited Partnership Agreement                                          **

3.1(c)                     First Amendment to Restated Limited Partnership Agreement                       E-1

9                          Not Applicable

11                         Not Applicable

12                         Not Applicable

13                         Not Applicable

16                         Not Applicable

18                         Not Applicable

19                         Not Applicable

22                         Not Applicable

24                         Not Applicable

25                         Not Applicable

27                         Financial Data Schedule (for SEC use only)

28                         Not Applicable

29                         Not Applicable

* Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-12125.

* Incorporated by reference to Exhibit 3.2 as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-12125.

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

                               SOUTHEAST ACQUISITIONS I, L.P.
                               a Delaware limited partnership

                               By:      SOUTHERN MANAGEMENT GROUP, LLC
                                        General Partner


                               By: /s/ Richard W. Sorenson
                                  --------------------------------------------
                                  RICHARD W. SORENSON
                                  President and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                          Title                          Date
      ---------                          -----                          ----
/s/ Richard W. Sorenson      President, Chief Executive Officer      3/28/2001
                             Southern Management Group, LLC

Audited Financial Statements

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Operating in Liquidation Mode)

December 31, 2000


Independent Auditors' Report......................................................................................   F-2
Balance Sheets....................................................................................................   F-3
Statements of Operations..........................................................................................   F-4
Statements of Partners' Equity (Deficit)..........................................................................   F-5
Statements of Cash Flows..........................................................................................   F-6
Notes to Financial Statements.....................................................................................   F-7

[WILLIAMS BENATOR & LIBBY, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


Partners
Southeast Acquisitions I, L.P.
Nashville, Tennessee


We have audited the accompanying balance sheets of Southeast Acquisitions I, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for the years ended December 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions I, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999, and 1998 in conformity with generally accepted accounting principles.

As more fully described in Note A, according to the terms of the partnership agreement, the Partnership was scheduled to terminate on December 31, 2000 and is continuing to operate in liquidation mode.


                                      /S/ WILLIAMS BENATOR & LIBBY LLP

Atlanta, Georgia
January 15, 2001

BALANCE SHEETS

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Operating in Liquidation Mode)

                                                                                    December 31
                                                                            2000                    1999
                                                                        ------------            ------------
ASSETS

Land held for sale--Note D                                              $  1,800,000            $  2,257,996

Cash and cash equivalents                                                     24,814                  52,564
                                                                        ------------            ------------
                                                                        $  1,824,814            $  2,310,560
                                                                        ============            ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                                   $     10,362            $     12,473

Partners' equity (deficit)--Note C
    General partner                                                          (15,498)                (10,662)
    Limited partners (4,225 units outstanding)                             1,829,950               2,308,749
                                                                        ------------            ------------
                                                                           1,814,452               2,298,087
                                                                        ------------            ------------

                                                                        $  1,824,814            $  2,310,560
                                                                        ============            ============


See notes to financial statements.

STATEMENTS OF OPERATIONS

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Operating in Liquidation Mode)


                                                                                        Year Ended December 31
                                                                           2000                  1999                1998
                                                                        -----------           ----------           ---------
Revenues:
    Gain on sale of land                                                $       -0-           $      -0-           $  71,190
    Interest and other income                                                 1,029                1,829               4,350
                                                                        -----------           ----------           ---------
                                                                              1,029                1,829              75,540

Expenses:
    General and administrative                                               17,611               17,619              32,163
    Management fee--Note B                                                    8,100                8,100               8,100
    Real estate taxes                                                           288                  281                 295
    Insurance                                                                   669                  303                 326
    Provision for loss on land--Note D                                      457,996                  -0-                 -0-
                                                                        -----------           ----------           ---------
                                                                            484,664               26,303              40,884
                                                                        -----------           ----------           ---------

Net income (loss)--Note C:
    General partner                                                          (4,836)                (245)                347
    Limited partners                                                       (478,799)             (24,229)             34,309
                                                                        -----------           ----------           ---------

                                                                        $  (483,635)          $  (24,474)          $  34,656
                                                                        ===========           ==========           =========

Net income (loss) per limited partnership unit                          $   (114.47)          $    (5.79)          $    8.20
                                                                        ===========           ==========           =========

See notes to financial statements.

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Operating in Liquidation Mode)

                                                                         General                Limited
                                                                         Partner                Partners              Total
                                                                        ----------            ------------         ------------

Balance at January 1, 1998                                              $  (10,764)           $  2,554,156         $  2,543,392

Net income for the year ended December 31, 1998                                347                  34,309               34,656

Distributions ($60 per unit)                                                   -0-                (253,500)            (253,500)
                                                                        ----------            ------------         ------------

Balance at December 31, 1998                                               (10,417)              2,334,965            2,324,548

Net loss for the year ended December 31, 1999                                 (245)                (24,229)             (24,474)

Distributions ($.47 per unit)                                                  -0-                  (1,987)              (1,987)
                                                                        ----------            ------------         ------------

Balance at December 31, 1999                                               (10,662)              2,308,749            2,298,087

Net loss for the year ended December 31, 2000                               (4,836)               (478,799)            (483,635)
                                                                        ----------            ------------         ------------

Balance at December 31, 2000                                            $  (15,498)           $  1,829,950         $  1,814,452
                                                                        ==========            ============         ============

See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS I, L.P
(A Limited Partnership Operating in Liquidation Mode)

                                                                                            Year Ended December 31
                                                                             2000                    1999                   1998
                                                                          -----------             ----------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                     $  (483,635)            $  (24,474)            $  34,656
    Adjustments to reconcile net income (loss) to net cash
       (used in) provided by  operating activities:
         Provision for loss on land                                           457,996                    -0-                   -0-
         Gain on sale of land                                                     -0-                    -0-               (71,190)
         Net proceeds from sale of land                                           -0-                    -0-               333,194
         Decrease in accounts payable and
           accrued expenses                                                    (2,111)                (1,004)               (4,262)
                                                                          -----------             ----------             ---------

                                  NET CASH (USED IN) PROVIDED BY
                                            OPERATING ACTIVITIES              (27,750)               (25,478)              292,398

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions paid to limited partners                                        -0-                 (1,987)             (253,500)
                                                                          -----------             ----------             ---------

                                     (DECREASE) INCREASE IN CASH
                                            AND CASH EQUIVALENTS              (27,750)               (27,465)               38,898


Cash and cash equivalents at beginning of year                                 52,564                 80,029                41,131
                                                                          -----------             ----------             ---------

                                       CASH AND CASH EQUIVALENTS
                                                  AT END OF YEAR          $    24,814             $   52,564             $  80,029
                                                                          ===========             ==========             =========


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Operating in Liquidation Mode)

December 31, 2000


NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions I, L.P. (a limited partnership operating in liquidation mode) ("the Partnership") is a Delaware limited partnership that was formed to acquire and sell undeveloped land. The Partnership was formed during December 1986 and received equity contributions totaling $4,225,000 through the sale of 4,225 limited partnership units during 1987. The Partnership was originally scheduled to terminate on December 31, 1997. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2000. It is the intention of the general partner to operate in liquidation mode until all of the Partnership's land is sold. At December 31, 2000, there were no adjustments necessary to present the financial statements on a liquidation basis.

During 1987, the Partnership purchased approximately 203 acres of undeveloped land near Columbia, South Carolina, which is being marketed for sale. During 1998, the Partnership sold approximately 17 acres. There were no sales of land during the years ended December 31, 2000 and 1999. At December 31, 2000, the land consisted of approximately 186 acres.

The following accounting policies are presented to assist the reader in understanding the Partnership's financial statements:

Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are recognized upon the closing of an enforceable sales contract and upon the Partnership's full execution of its obligations under the contract.

Land Held for Sale: Land held for sale is carried at the lower of cost or fair value less estimated cost to sell. The Partnership's land is carried net of a write-down of $457,996 that was recognized during the last quarter of the year ended December 31, 2000 and net of the remaining portion of an original write-down of $996,645 that was recognized during the year ended December 31, 1996. At December 31, 2000, the carrying value was based on a pending contract for the sale of all of the land, less cost to sell, estimated at 10% of fair value.

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. Write-downs of the land's carrying value that have been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 2000 and 1999, write-downs that had not been recognized for income tax purposes totaled $1,423,163 and $965,167, respectively.

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Operating in Liquidation Mode)


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

NOTE B--RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2000, 1999 and 1998, the Partnership paid management fees of $8,100 to the general partner, as provided for in the amendment to the partnership agreement that was adopted during November 1997. No management fees will be paid during 2001 since the Partnership will be operating in liquidation mode.

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. During the years ended December 31, 2000, 1999 and 1998, reimbursements to the general partner's members and related companies totaled $1,325, $1,241, and $7,693, respectively.

During the year ended December 31, 1998, the Partnership paid a commission to the general partner of $18,610 related to the sale of land, as provided for in the amended partnership agreement.

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Operating in Liquidation Mode)


NOTE C--PARTNERSHIP AGREEMENT

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Except for distributions in connection with the liquidation of the Partnership, cash distributions are to be allocated 1% to the general partner and 99% to the limited partners, in proportion to their units, until the limited partners have received distributions equal to a 10% noncompounded cumulative annual return on their adjusted capital contributions, as defined ($5,483,471 at December 31, 2000). After the 10% cumulative return has been satisfied, cash distributions are to be allocated 1% to the general partner and 99% to the return of the limited partners' capital contributions, in proportion to their units ($4,225,000 at December 31, 2000). Any subsequent cash distributions are to be allocated 30% to the general partner and 70% to the limited partners in proportion to their units. Amounts distributed in connection with the liquidation of the Partnership are to be distributed in accordance with each partner's adjusted capital account as defined in the partnership agreement.

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

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Operating in Liquidation Mode)

NOTE C--PARTNERSHIP AGREEMENT--Continued

No distributions were paid during the year ended December 31, 2000. During the years ended December 31, 1999 and 1998, the Partnership paid distributions against the limited partners' cumulative annual return in accordance with the partnership agreement of $1,987 and $253,500, respectively.

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

NOTE D--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 2000, land consisted of the following:

            Description                          Initial Cost            Carrying Amount           Date Acquired
--------------------------------                 ------------            ---------------           -------------

185.802 acres of unimproved land
    near Columbia, South Carolina                $3,223,163                $1,800,000               January 1987
                                                 ==========                ==========


There were no liens on the land as of December 31, 2000. At December 31, 2000, the aggregate carrying value of the land for income tax purposes was $3,223,163. The difference between the carrying value for financial statement purposes and income tax purposes resulted from write-downs that were recorded for financial statement purposes as more fully described in Note A.

During the year ended December 31, 2000, a provision for loss on land was recorded in the amount of $457,996. This amount was recorded based on a pending contract for the sale of all of the remaining acreage.

SOUTHEAST ACQUISITIONS I, L.P.
(A Limited Partnership Operating in Liquidation Mode)

NOTE D--SUMMARY OF PROPERTY AND ACTIVITY--Continued

Land activity during the years ended December 31, 1998, 1999 and 2000 consisted of the following:

Balance at January 1, 1998                                                        $   2,520,000
Additions                                                                                   -0-
Deductions--cost of land sold                                                          (262,004)
                                                                                  -------------

Balance at December 31, 1998                                                          2,257,996
Additions                                                                                   -0-
Deductions--cost of land sold                                                               -0-
                                                                                  -------------

Balance at December 31, 1999                                                          2,257,996

Additions                                                                                   -0-
Write-down to lower of cost or fair market
    value, less estimated cost to sell                                                 (457,996)
                                                                                  -------------

Balance at December 31, 2000                                                      $   1,800,000
                                                                                  =============