Form 10-Q
period 2001-03-31
SOUTHEAST ACQUISITIONS I L P
filed 2001-05-15
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2000 TO MARCH 31, 2001.

Commission File number:  0-16835 (formerly 33-12125-A)
                         ----------------------------

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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at March 31, 2001 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in a certain 202.72 acre parcel of undeveloped land near Columbia, South Carolina (the "Property") by holding it for investment and eventual sale. However, there can be no assurance that the Partnership's objectives will be realized. At March 31, 2001, there remains approximately 146 acres.

         Results of Operations for First Quarter of 2001 Compared with First Quarter of 2000

         The Partnership activities for the first quarter of 2001 and the first quarter of 2000 were focused on the sale of Partnership property. During the first quarter of 2001, as in 2000, there were no sales. The only income during the first quarter of 2001 consisted of interest income of $272 as compared with $347 in the first quarter of 2000. The decrease in interest income was primarily due to a lower cash reserve which has resulted from no sales activity and the use of cash to pay operating expenses.

         Expenses in the first quarter of 2001 included general and administrative expenses of $5,452 versus $4,211 in the first quarter of 2000. The increase was primarily due to legal fees of $855 incurred in relation to the review of the Partnership Agreement concerning the dissolution and termination of the Partnership. Also, the Partnership had to pay Tennessee franchise and excise tax of $3,427 during the first quarter of 2001 based on the net worth of the Partnership at December 31, 2000. The Partnership also had a $1,000 Tennessee franchise tax and excise tax estimate for the first quarter of 2001. There was no such tax during the first quarter of 2000. Since the Partnership is currently operating in the liquidation mode, it had no management fees in the first quarter of 2001, as compared to $2,025 incurred in the first quarter of 2000. Other expenses in the first quarter of 2001 were real estate taxes of $72 and insurance of $167, which were comparable to the same expenses in the first quarter of 2000.

         Inflation did not have any material impact on operations during the first quarter of 2001 and it is not expected to materially impact future operations.

         During the first quarter, the Partnership entered into an agreement to sell all of the remaining land for $2,000,000. The wetlands portion of the property was later redefined by the

United States Army Corps of Engineers. The sales agreement was then amended to change the sales price to $1,980,000. This sale closed on April 19th.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $43,843 at March 31, 2001, which will be used to cover the following estimated annual costs: accounting fees of $12,000, legal fees of $5,000, insurance costs of $668, taxes of $281, and other administrative costs of $6,500. All of the remaining land was sold during the second quarter of 2001 for a sale price of $1,980,000. After paying all debts and liabilities of the Partnership, the General Partner will reserve funds which it deems reasonably necessary to provide for contingent and unforeseen liabilities or obligations of the Partnership. The General Partner will then make a final distribution to the limited partners based on the terms of the Partnership Agreement. In the General Partner's opinion, the Partnership's reserves will be sufficient to cover operations during the liquidation mode.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There are no changes in the Partnership's securities during the first quarter of fiscal year 2001.

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

         No matters were submitted to the Partners for a vote during the first quarter of 2001.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers      Description                     Page Number
---------------      -----------                     -----------
                        NONE

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature                    Title                    Date
---------                    -----                    ----


/s/ Richard W. Sorenson      President,               5/14, 2001
------------------------     Southern Management
Richard W. Sorenson          Group, LLC

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP

                                 BALANCE SHEETS

                                                          MARCH 31,       DECEMBER 31,
                                                            2001              2000
                                                        (UNAUDITED)
                                                        ------------      ------------
                           ASSETS

LAND HELD FOR SALE                                      $  1,800,000      $  1,800,000

CASH AND CASH EQUIVALENTS                                     43,843            24,814

PREPAID INSURANCE                                                502                --
                                                        ------------      ------------
                                                        $  1,844,345      $  1,824,814
                                                        ============      ============

              LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   $     14,739      $     10,362

ESCROW PAYABLE                                                25,000                --

PARTNERS' EQUITY:
  GENERAL PARTNER                                            (15,597)          (15,498)
  LIMITED PARTNERS (4,225 UNITS OUTSTANDING)               1,820,203         1,829,950
                                                        ------------      ------------
                                                           1,804,606         1,814,452
                                                        ------------      ------------
                                                        $  1,844,345      $  1,824,814
                                                        ============      ============

SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31
                                                  2001               2000
                                              ------------       ------------

REVENUES:

  INTEREST INCOME                             $        272       $        347
                                              ------------       ------------
                                                       272                347
                                              ------------       ------------

EXPENSES:
  GENERAL AND ADMINISTRATIVE                         5,452              4,211
  MANAGEMENT FEE                                        --              2,025
  REAL ESTATE TAXES                                     72                 70
  INSURANCE                                            167                167
  TENNESSEE FRANCHISE AND EXCISE TAX                 4,427                 --
                                              ------------       ------------
                                                    10,118              6,473
                                              ------------       ------------

NET (LOSS) INCOME                                   (9,846)            (6,126)

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                            1,814,452          2,298,087
                                              ------------       ------------

PARTNERS' EQUITY,
  END OF PERIOD                               $  1,804,606       $  2,291,961
                                              ============       ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                  4,225              4,225
                                              ============       ============

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                                    $      (2.33)      $      (1.45)*
                                              ============       ============

* NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST FOR THE FIRST QUARTER OF 2000 HAS BEEN RESTATED TO CONFORM TO THE 2000 YEAR-END PRESENTATION.

SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31
                                                                                      ----------------------
                                                                                        2001          2000
                                                                                      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  INTEREST INCOME RECEIVED                                                                 272           347
  ESCROW DEPOSIT RECEIVED                                                               25,000            --
  CASH PAID FOR OPERATING EXPENSES                                                      (6,243)      (12,726)
                                                                                      --------      --------
                NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                                                  19,029       (12,379)


CASH, BEGINNING OF PERIOD                                                               24,814        52,564
                                                                                      --------      --------
CASH, END OF PERIOD                                                                   $ 43,843      $ 40,185
                                                                                      ========      ========

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:

  NET LOSS                                                                            $ (9,846)     $ (6,126)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:

                INCREASE IN ESCROW PAYABLE                                              25,000            --
                INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES             4,377        (5,751)
                INCREASE IN PREPAID EXPENSES                                              (502)         (502)
                                                                                      --------      --------
                NET CASH PROVIDED BY (USED IN) OPERATING
                  ACTIVITIES                                                          $ 19,029      $(12,379)
                                                                                      ========      ========

SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS I, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 2001
                                   (Unaudited)

A.       ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.       RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                                   2001            2000
                                   -----           -----

         Management Fees           $ -0-           $2,025
         Reimbursements            $ 823           $  718

C.       SUBSEQUENT EVENTS

During April 2001, the Partnership sold all of its remaining land for a sales price of $1,980,000. The net cash proceeds to the Partnership, including the $25,000 held in escrow at March 31, were $1,774,085.74.