Form 10-Q
period 2001-06-30
SOUTHEAST ACQUISITIONS I L P
filed 2001-08-13
CIK 810994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 2001 TO JUNE 30, 2001.



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


Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions I, L.P. (the "Partnership") at June 30, 2001 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in a certain 202.72 acre parcel of undeveloped land near Columbia, South Carolina (the "Property") by holding it for investment and eventual sale. Approximately 17 acres of this land was sold in 1998. All of the remaining land was sold on April 19, 2001. Since all of the land has been sold, the Partnership is in the process of being dissolved. The Partnership has filed a Certificate of Cancellation of its Certificate of Limited Partnership with the state of Delaware. The Partnership has also filed Form 15 as Certification and Notice of Termination of Registration under section 12 (g) of the Securities Exchange Act of 1934.

         Results of Operations for Second Quarter of 2001 Compared with Second Quarter of 2000

         The Partnership activities for the second quarter of 2001 and the second quarter of 2000 were focused on the sale of Partnership property. During the second quarter of 2001, the Partnership sold all of the remaining land for a sales price of $1,980,000. There were no land sales in the second quarter of 2000. In the second quarter of 2001, the Partnership also earned $12,373 in interest income as compared with $248 in the second quarter of 2000. The increase in interest income was primarily due to a higher cash reserve which resulted from proceeds from the sale of the remaining Partnership land.

         Expenses in the second quarter of 2001 included general and administrative expenses of $16,742 versus $5,071 in the second quarter of 2000. The increase was primarily due to an increase in legal fees of $5,727, and an increase in accounting fees of $4,841. Additional legal fees were incurred in relation to legal issues involved in terminating the Partnership and for assistance in selling the remaining land. The legal fees also included an accrual for contingent and unforeseen liabilities that may need to be addressed during the liquidation of the Partnership. The increase in the accounting fee resulted from the need to accrue for the estimated cost of the 2001 audit and tax return preparation since the Partnership is terminating. This accrual is normally spread out over four quarters. Professional services increased by $746. This is due to additional services required in filing Form 15 with the Securities and Exchange Commission. Other expenses in the second quarter of 2001 were Delaware franchise and excise taxes of $100, which is the same amount that was expensed in the second quarter of 2000. A Tennessee franchise and excise tax estimate of $1,000 was also paid in the second quarter of 2001. There was no such expense in the same quarter of 2000. Since the Partnership is currently operating in the liquidation mode, it had no management fees in the second quarter of 2001, as compared to $2,025 incurred in the second quarter of 2000. Due to the sale of the remaining land in April, real estate taxes were $6, as compared to $70 for the same quarter in 2000. Due to an adjustment made based on the insurance refunded after the land sale, insurance expense is reflected as a negative $15, as compared to $167 for the second quarter of 2000.

         Inflation did not have any material impact on operations during the second quarter of 2001 and will not materially impact future operations since the Partnership is in the process of terminating.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $1,790,110 at June 30, 2001, which will be used to cover the following estimated annual costs: accounting fees of $10,000, legal fees of $6,000, and other administrative costs of $800. After paying all liabilities of the Partnership, the General Partner will reserve funds which it deems reasonably necessary to provide for contingent and unforeseen liabilities or obligations of the Partnership. The General Partner will then make a final distribution to the limited partners based on the terms of the Partnership Agreement. This distribution is estimated to be $1,773,310. In the General Partner's opinion, the Partnership's reserves will be sufficient to cover operations during the liquidation mode.

         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the second quarter of fiscal year 2001.

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

         No matters were submitted to the Partners for a vote during the second quarter of 2001.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                Title                        Date
---------                                -----                        ----

/s/ Richard W. Sorenson           President,                    August 13, 2001
-----------------------------     Southern Management           ----------
Richard W. Sorenson               Group, LLC

                                   EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP

                                 BALANCE SHEETS

                                                     JUNE 30,
                                                       2001
                                                   (LIQUIDATION
                                                       BASIS)         DECEMBER 31,
                                                    (UNAUDITED)          2000
                                                     ----------       -----------
                           ASSETS

LAND HELD FOR SALE                                   $       --       $ 1,800,000

CASH AND CASH EQUIVALENTS                             1,790,110            24,814
                                                     ----------       -----------
                                                     $1,790,110       $ 1,824,814
                                                     ==========       ===========

              LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                $   16,800       $    10,362

ACCRUED DISTRIBUTIONS TO LIMITED PARTNERS             1,773,310                --

PARTNERS' EQUITY:
  GENERAL PARTNER                                            --           (15,498)
  LIMITED PARTNERS (4,225 UNITS OUTSTANDING)                 --         1,829,950
                                                     ----------       -----------
                                                             --         1,814,452
                                                     ----------       -----------
                                                     $1,790,110       $ 1,824,814
                                                     ==========       ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                           ENDED JUNE 30                  ENDED JUNE 30
                                                    --------------------------     --------------------------
                                                        2001           2000            2001           2000
                                                    -----------    -----------     -----------    -----------
                                                   (LIQUIDATION                   (LIQUIDATION
                                                       BASIS)                         BASIS)
REVENUES:
  INTEREST INCOME                                   $    12,373    $       248     $    12,645    $       595
                                                    -----------    -----------     -----------    -----------
                                                    $    12,373    $       248     $    12,645    $       595
                                                    -----------    -----------     -----------    -----------
EXPENSES:
  LOSS ON SALE OF LAND                                   25,836             --          25,836             --
  GENERAL AND ADMINISTRATIVE                             16,742          5,071          22,194          9,282
  MANAGEMENT FEE                                             --          2,025              --          4,050
  REAL ESTATE TAXES                                           6             70              78            140
  INSURANCE                                                 (15)           167             152            334
  DELAWARE FRANCHISE & EXCISE TAX                           100            100             100            100
  TENNESSEE FRANCHISE & EXCISE TAX                        1,000             --           5,427             --
                                                    -----------    -----------     -----------    -----------
                                                         43,669          7,433          53,787         13,906
                                                    -----------    -----------     -----------    -----------
NET LOSS                                                (31,296)        (7,185)        (41,142)       (13,311)

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                                 1,804,606      2,291,961       1,814,452      2,298,087

ACCRUED CAPITAL DISTRIBUTIONS TO LIMITED PARTNERS    (1,773,310)            --      (1,773,310)            --
                                                    -----------    -----------     -----------    -----------
PARTNERS' EQUITY,
  END OF PERIOD                                     $        --    $ 2,284,776     $        --    $ 2,284,776
                                                    ===========    ===========     ===========    ===========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                       4,225          4,225           4,225          4,225
                                                    ===========    ===========     ===========    ===========
LOSS FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                                          $     (7.41)   $     (1.70)*   $     (9.74)   $     (3.15)*
                                                    ===========    ===========     ===========    ===========


* NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST FOR THE SECOND QUARTER OF 2000 AND THE SIX MONTHS ENDED JUNE 30, 2000 HAVE BEEN RESTATED TO CONFORM TO THE 2001 YEAR-END PRESENTATION.

SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS I, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE SIX MONTHS
                                                                                    ENDED JUNE 30
                                                                               -----------------------
                                                                                  2001        2000
                                                                               -----------    --------
                                                                              (LIQUIDATION
                                                                                  BASIS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                                   $ 1,774,164    $     --
  INTEREST INCOME RECEIVED                                                          12,645         595
  CASH PAID FOR OPERATING EXPENSES                                                 (21,513)    (18,801)
                                                                               -----------    --------
                NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                                           1,765,296     (18,206)

CASH, BEGINNING OF PERIOD                                                           24,814      52,564
                                                                               -----------    --------
CASH, END OF PERIOD                                                            $ 1,790,110    $ 34,358
                                                                               ===========    ========

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:

  NET LOSS                                                                     $   (41,142)   $(13,311)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:

                LOSS ON SALE OF LAND                                                25,836          --
                NET PROCEEDS FROM SALE OF LAND                                   1,774,164          --
                INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES         6,438      (4,560)
                INCREASE IN PREPAID EXPENSES                                            --        (335)
                                                                               -----------    --------
                NET CASH PROVIDED BY (USED IN) OPERATING
                  ACTIVITIES                                                   $ 1,765,296    $(18,206)
                                                                               ===========    ========




AT JUNE 30, 2001, $1,773,310 HAS BEEN ACCRUED FOR DISTRIBUTION TO THE LIMITED PARTNERS. IT IS ANTICIPATED THAT THESE DISTRIBUTIONS WILL BE MADE IN LATE AUGUST 2001.

SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS I, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 2001
                                   (Unaudited)

A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. Since all the Partenership's land was sold during April 2001, the Partnership is in the process of liquidating. The accompanying financial statements as of June 30, 2001 and the six months then ended are presented on the liquidation basis of accounting. Accordingly, cash is stated at actual, and liabilities are stated at the amounts expected to be paid during liquidation. No adjustment was necessary to convert the financial statements from the going concern basis of accounting to a liquidation basis of accounting. It is not presently determinable whether the amounts that creditors will accept in settlement of obligations due them will differ from the amounts shown in the accompanying June 30, 2001 financial statements; however any differences are not expected to be material. Upon full payment of the Partnership's liabilities, all remaining cash will be distributed to the limited partners.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months of 2000 and 2001 were as follows:

                                            2001                2000
                                            ----                ----
         Management Fees                  $     0              $4,050
         Reimbursements                   $ 1,247              $1,056
         Commissions                      $99,000              $    0